Form 10-Q
period 2008-03-31
BPW Acquisition Corp.
filed 2008-05-15
CIK 1418255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008.

or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission file number 001-33979

BPW ACQUISITION CORP.

(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-1259837
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

750 Washington Boulevard, Stamford, Connecticut	06901
(Address of Principal Executive Offices)	(Zip Code)

(203) 653-5800

(Registrant’s Telephone Number, Including Area Code)

N/A

Former Name, Former Address and Former Fiscal year, if Changed Since Last Report

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of ‘‘accelerated filer and large accelerated filer’’ in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer                       Accelerated filer                       Non-accelerated filer

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes       No

As of March 31, 2008 there were 41,176,471 shares of common stock, par value $.0001 per share, issued and outstanding.

BPW ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2008

Part I. — FINANCIAL INFORMATION

Item 1.    Financial Statements.

BPW ACQUISITION CORP.
(a corporation in the development stage)

BALANCE SHEET

	March 31, 2008 (unaudited)	December 31, 2007
ASSETS
Current assets
Cash	$68,756	$199,042
Prepaid expenses	150,174	—
Total current assets	218,930	199,042
Other assets
Cash equivalents held in Trust Account	349,219,065	—
Deferred income taxes	6,800	—
Deferred offering costs	—	496,864
Total other assets	349,225,865	496,864
	$349,444,795	$695,906
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$529,496	$421,000
Income taxes payable	227,626	—
Notes payable, stockholders	—	250,000
Total current liabilities	757,122	671,000
Long-term liabilities, Deferred underwriters’ fee	10,010,000	—
Common stock subject to redemption, 12,249,999 shares at redemption value, $9.96 per share	122,009,990	—
Commitments and Contingencies
Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value, authorized 200,000,000 shares; 41,176,471 shares issued and outstanding	4,118	1,078
Additional paid-in capital	216,375,498	23,922
Earnings (deficit) accumulated during the development stage	288,067	(94)
Total stockholders’ equity	216,667,683	24,906
	$349,444,795	$695,906

See accompanying notes to condensed interim financial statements

BPW ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF OPERATIONS
(unaudited)

	For the Three Months Ended March 31, 2008	For the Period October 12, 2007 (inception) to March 31, 2008
Revenue	$—	$—
Formation and operating costs	61,169	61,924
Loss from operations	(61,169)	(61,924)
Interest and dividend income	569,211	571,267
Net income before provision for income taxes	508,042	509,343
Provision for income taxes	221,276	221,276
Net income applicable to common stockholders	$286,766	$288,067
Common shares subject to redemption	12,249,999	12,249,999
Earnings per common share for shares subject to redemption, basic and diluted	$—	$—
Weighted average number of common shares outstanding – basic	20,003,043	15,634,835
Earnings per common share – basic(1)	$0.01	$0.02
Weighted average number of common shares outstanding – diluted	22,301,338	16,844,454
Earnings per common share – diluted(1)	$0.01	$0.02

(1)	Due to rounding, earnings per diluted share equals earnings per basic share

BPW ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF STOCKHOLDERS’ EQUITY
For the period October 12, 2007 (inception) to March 31, 2008

	Common Stock		Additional Paid in Capital	Deficit Accumulated During Development Stage	Total Stockholders’ Equity
	Shares	Amount
Sale of Units issued to the Sponsors on October 31, 2007 at $0.0023 per Unit (each unit consists of one share of common stock and one warrant to purchase one share of common stock)	10,781,250	$1,078	$23,922	$—	$25,000
Forfeiture of Units issued to the Sponsors on February 19, 2008 and February 26, 2008	(3,678,309)	(368)	368	—	—
Sale of Units issued in the public offering on March 3, 2008 at $10 per Unit (including 12,249,999 shares of common stock subject to possible redemption)	35,000,000	3,500	349,996,500	—	350,000,000
Proceeds from public offering subject to redemption (12,249,999 shares at redemption value)	—	—	(122,009,990)	—	(122,009,990)
Underwriter’s discount and offering costs related to the public offering (includes $10,010,000 payable upon a business combination)	—	—	(20,235,394)	—	(20,235,394)
Sale of 8,600,000 warrants at $1 per warrant on March 3, 2008 to the Sponsors	—	—	8,600,000	—	8,600,000
Forfeiture of Units issued to the Sponsors on March 27, 2008	(926,470)	(92)	92	—	—
Net income	—	—	—	288,067	288,067
Balances, at March 31, 2008	41,176,471	$4,118	$216,375,498	$288,067	$216,667,683

See accompanying notes to condensed interim financial statements

BPW ACQUISITION CORP.
(a corporation in the development stage)

STATEMENT OF CASH FLOWS
(unaudited)

	For the Three Months Ended March 31, 2008	For the Period October 12, 2007 (inception) to March 31, 2008
Cash flows from operating activities
Net income	$286,766	$288,067
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(6,800)	(6,800)
Increase (decrease) in cash attributable to change in current assets and liabilities
Prepaid expenses	(150,174)	(150,174)
Accounts payable and accrued expenses	212,145	211,750
Income taxes payable	227,626	227,626
Net cash provided by operating activities	569,563	570,469
Net cash used in investing activities
Cash held in Trust Account	(349,219,065)	(349,219,065)
Cash flows from financing activities
Proceeds from issuance of units to the Sponsors	—	25,000
Proceeds from notes payable, Sponsors	—	250,000
Payments of the notes payable, Sponsors	(250,000)	(250,000)
Proceeds from the issuance of warrants in private placement	8,600,000	8,600,000
Proceeds from the issuance of common stock in the initial public offering	350,000,000	350,000,000
Payment of offering costs	(9,830,784)	(9,907,648)
Net cash provided by financing activities	348,519,216	348,717,352
Net increase (decrease) in cash	(130,286)	68,756
Cash, beginning of period	199,042	—
Cash, end of period	$68,756	$68,756
Supplemental disclosure of non-cash financing activities
Deferred underwriters’ fees	$10,010,000	$10,010,000
Accrued offering costs	$337,167	$337,167

See accompanying notes to condensed interim financial statements

BPW ACQUISITION CORP.
(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

NOTE A — BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (‘‘U.S. GAAP’’) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the ‘‘SEC’’). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The Company consummated its initial public offering on March 3, 2008. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto as of March 3, 2008 and for the period from October 12, 2007 (inception) to March 3, 2008, included in the Company’s Current Report on Form 8-K, File No. 001-33979, filed with the SEC on March 7, 2008. In the opinion of management, all adjustments (consisting of normal recurring accruals) are considered necessary for a fair presentation of interim results of the Company. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

NOTE B — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

BPW Acquisition Corp. (a corporation in the development stage) (the ‘‘Company’’) was incorporated in Delaware on October 12, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses (a ‘‘Business Combination’’). The Company intends to focus on an acquisition or acquisitions in the financial services or business services industries. The Company has neither engaged in any operations nor generated operating revenue to date. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (‘‘SFAS’’) No. 7, ‘‘Accounting and Reporting By Development Stage Enterprises’’, and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year end.

The registration statement for the Company’s initial public offering (the ‘‘Offering’’) (as described in Note D) was declared effective on February 26, 2008. The Company consummated the Offering on March 3, 2008 and simultaneously with such Offering, BNYH BPW Holdings LLC and Perella Weinberg Partners Acquisition LP (the ‘‘Sponsors’’) purchased an aggregate of 8,600,000 warrants at $1.00 per warrant (the ‘‘Sponsors’ Warrants’’) from the Company in private placements (the ‘‘Private Placements’’).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) an operating business. Upon the closing of the Offering, approximately $348,650,000 (an amount equal to 99.6% of the proceeds received from the Offering) of the aggregate proceeds of the Offering and the Private Placements, including deferred underwriting discounts and commissions payable to the underwriters in the Offering only if the Company consummates a Business Combination, were placed in a trust account (‘‘Trust Account’’) until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the distribution of the Trust Account as described below, other than any amounts released to public stockholders who exercise their conversion rights in connection with certain stockholders votes.

The Company, after signing a definitive agreement to effect a Business Combination with a target business, will submit such transaction for stockholder approval. In the event that 35% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the

Offering), on a cumulative basis, including the shares as to which conversion rights were exercised in connection with the stockholder vote, if any, required to approve an amendment to the Company’s amended and restated certificate of incorporation to provide for an extension of the time period within which it must complete its Business Combination, vote against the Business Combination and elect to exercise their conversion rights, the Business Combination will not be consummated. In the event an extension period or a Business Combination is consummated, public stockholders who exercised their conversion rights and voted against an extension period or a Business Combination, as applicable, will be entitled to convert their stock for a pro rata share of the aggregate amount of cash then on deposit in the Trust Account, including their pro rata portion of the deferred underwriting discount and any interest earned on the Trust Account, net of income taxes payable on the interest income on the Trust Account and net of any interest income of up to $4,000,000 released to the Company for working capital requirements. However, voting against an extension period or the Business Combination alone will not result in an election to exercise a stockholder’s conversion rights. All of the Company’s stockholders prior to the Offering have agreed to vote all of the shares of common stock held by them prior to the Offering (i) in the same manner as the majority of the votes cast by the public stockholders at a duly held stockholders meeting (a) in connection with the vote required to approve an initial Business Combination and (b) in connection with the vote required to approve an amendment to the Company’s amended and restated certificate of incorporation to provide for an extension of the Company’s corporate existence to up to 30 months from the consummation of the Offering in the event the Company has entered into a definitive agreement for, but has not yet consummated, an initial Business Combination, and (ii) in favor of an amendment to the Company’s amended and restated certificate of incorporation to provide for the Company’s perpetual existence in connection with a vote to approve an initial Business Combination. In addition, all of the Company’s stockholders prior to the Offering and the Company’s directors and officers have agreed that they will vote any shares of common stock they purchase in the open market in, or after, the Offering, including those shares purchased pursuant to the limit orders (as described below under Note E), in favor of an initial Business Combination, in favor of an extension of the Company’s corporate existence to up to 30 months from the consummation of the Offering and in favor of an amendment to the Company’s amended and restated certificate of incorporation to provide for the Company’s perpetual existence in connection with a vote to approve an initial Business Combination.

In the event that the Company does not consummate a Business Combination by February 26, 2010 (or August 26, 2010, if extended), the proceeds held in the Trust Account, including any interest earned and net of any income taxes payable on the interest income, will be distributed to the Company’s public stockholders, excluding the initial stockholders to the extent of their initial stock holdings prior to the consummation of the Offering.

NOTE C — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the rules and regulations of the Securities and Exchange Commission.

Fair value of financial instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, ‘‘Disclosure About Fair Value of Financial Instruments,’’ approximates the carrying amounts represented in the accompanying balance sheet.

Cash held in Trust Account

The restricted cash held in the Trust Account as of March 3, 2008 is invested only in U.S. ‘‘government securities,’’ defined as any Treasury Bill issued by the United States having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 that only invest in such ‘‘government securities’’ having a maturity of 180 days or less. Interest income is recorded on an accrual basis.

Earnings per common share

(a)    Earnings per common share is computed by dividing the net earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted earnings per common share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

(b)    The Company’s statement of operations includes a presentation of earning per share for common stock subject to possible redemption in a manner similar to the two-class method of earnings per share. The basic and diluted net earnings per share amount for the maximum number of shares subject to possible redemption is calculated by dividing the net interest income attributable to common shares subject to redemption by the weighted average number of shares subject to possible redemption. The basic and diluted net earnings per share amount for the shares outstanding not subject to possible redemption is calculated by dividing the net earnings exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption.

Income tax

The Company complies with SFAS 109, ‘‘Accounting for Income Taxes,’’ which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Concentration of credit risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash accounts in a financial institutions, which at times, may exceed the Federal depository insurance coverage of $100,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Deferred Offering Costs

The Company complies with the requirements of the SEC Staff Accounting Bulletin (‘‘SAB’’) Topic 5A: Expenses of Offering. Deferred offering costs consist principally of fees incurred through the balance sheet date that are related to the Offering and that have been charged to capital upon the completion of the Offering.

Recently Adopted Accounting Standards

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued SFAS No. 157, ‘‘Fair Value Measurements’’. SFAS No. 157 defines fair value, establishes a formal framework for measuring fair value and expands disclosures about fair value measurements. Broadly, SFAS No. 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date. SFAS No. 157 applies prospectively to fair value measurements performed after the required effective dates as follows: on January 1, 2008, the standard applied to the measurements of fair values of financial instruments and recurring fair value measurements of non-financial assets and liabilities; on January 1, 2009, the standard will apply to non-recurring measurements of non-financial assets and liabilities such as our measurement of potential impairments of goodwill, other intangibles and other long-lived assets. On January 1, 2008, the Company adopted the provisions of SFAS No. 157 for the measurement of fair value of financial instruments and recurring fair value measurements of non-financial assets and liabilities. These provisions did not have a material impact on the Company’s financial statements. The Company does not expect the adoption of the remaining provisions of SFAS No. 157 to have a material impact on its financial statements.

In conjunction with the adoption of SFAS No. 157, the Company adopted SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’. SFAS No. 159 provides an option, on an instrument-by-instrument basis, for certain financial instruments and other items that are not otherwise measured at fair value, to be reported at fair value with changes in fair value reported in earnings. After the initial adoption, the election is generally made at the acquisition of the instrument and it may not be revoked. At adoption, the Company did not elect to apply the fair value option to any eligible items, and accordingly, the adoption of the standard did not have an impact on its financial statements.

Future Application of Accounting Standards

In December 2007, the FASB issued SFAS No. 141R, ‘‘Business Combinations’’. SFAS No. 141R replaces SFAS No. 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter.

In December 2007, the FASB issued SFAS No. 160, ‘‘Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51’’. SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year. SFAS No. 160 applies prospectively as of the beginning of the fiscal year SFAS No. 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS No. 160 will not have a material impact on the Company’s financial statements; however, it could impact future transactions entered into by the Company.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

NOTE D — OFFERING

On March 3, 2008, the Company consummated the sale of 35,000,000 units (‘‘Units’’) at $10.00 per unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (‘‘Warrants’’). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing on the later of (i) February 26, 2009 or (ii) the completion of a Business Combination with a target business, and will expire February 26, 2014. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $13.25 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless.

The Company had granted the underwriters a 30-day option expiring on March 27, 2008 to purchase up to 5,250,000 additional Units to cover the over-allotment, if any. This option expired unexercised.

In connection with the Offering, the Company paid an underwriting discount of $9,100,000 (2.6% of the gross offering proceeds) to the underwriters at the closing of the Offering. An additional fee of $15,400,000 (4.4% of the gross offering proceeds) is payable upon the Company’s consummation of a Business Combination, reduced pro rata (up to $5,390,000) by the exercise of any conversion rights described in Note B. The underwriters will not be entitled to any interest accrued on the deferred discount which aggregates $10,010,000.

NOTE E — RELATED PARTY TRANSACTIONS

The Company issued two unsecured promissory notes to the Sponsors of the Company for aggregate proceeds of $250,000 on October 31, 2007. The notes are non-interest bearing and were payable on the earlier of October 31, 2008 or the consummation of the Offering. On March 3, 2008, the promissory notes were repaid in full.

On October 31, 2007, the Company issued 10,781,250 Units (‘‘Founders’ Units’’) for proceeds of $25,000 to the Sponsors of the Company. Subsequently, the Sponsors have returned to the Company an aggregate of 3,678,309 of such Founders’ Units, which, upon receipt, the Company cancelled. Up to an aggregate of 926,470 of the Founders’ Units were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part by the underwriters. On March 27, 2008, 926,470 of the Founders’ Units were returned to the Company and cancelled.

The Company has agreed to pay a monthly fee of $10,000 per month to an entity affiliated with one of the Company’s Sponsors, for office space and certain office and secretarial services. This agreement commences on the date of the Offering and shall continue through the earlier of a Business Combination or the liquidation of the Company. Approximately $10,000 has been accrued under this agreement at March 31, 2008.

On March 3, 2008, prior to the Offering, the Sponsors purchased, in the Private Placements, 8,600,000 Sponsors’ Warrants at $1.00 per warrant simultaneously with the consummation of the Offering, but not as part of the Offering. The aggregate proceeds of the Private Placements of $8,600,000 are held in the Trust Account described in Note B above. The Sponsors’ Warrants are identical to the Warrants underlying the Units sold in the Offering except that (i) the Sponsors have agreed that they will not sell or otherwise transfer the warrants until the Company consummates a Business Combination, (ii) they may be exercised on a cashless basis at the option of the holder and (iii) are not redeemable as long as they are held by the Sponsors or their affiliates. If the Company does not complete a Business Combination, then the $8,600,000 of proceeds will be part of the liquidating distribution to the public stockholders and the Sponsors’ Warrants will expire worthless.

The Company’s Board of Directors approved an amendment to modify the terms of the warrants granted to the Sponsors’ as part of the Founders’ Units (the ‘‘Founders’ Warrants’’) whereby (i) the exercise price of the Founders’ Warrants was increased from $7.50 to $10.00, (ii) the expiration date of the Founders’ Warrants was extended to six years from the date of the final prospectus relating to the Offering and (iii) the last sale price that triggers when the warrants become exercisable was changed to $12.25 per share for the Founders’ Warrants.

The Sponsors transferred at cost an aggregate of 150,000 Founders’ Units to Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (the ‘‘Directors’’ and together with the Sponsors, the ‘‘Founders’’), each of whom agreed to serve on the Board of Directors of the Company upon the closing of the Offering. In addition, the Directors have purchased from the Sponsors an aggregate of 120,927 Founders’ Units prior to the Offering and have also purchased from the Sponsors an aggregate of 149,571 Sponsors’ Warrants immediately following the consummation of the Offering for an aggregate purchase price of $150,000.

The holders of the Founders’ Units, as well as the holders of the Sponsors’ Warrants (and underlying securities), are entitled to registration rights pursuant to an agreement signed on February 26, 2008. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. In addition, these stockholders have ‘‘piggy-back’’ registration rights to include their securities in other registration statements filed by the Company. The registration rights agreement provides that, in certain instances, the holders (and affiliates and other permitted transferees) of a majority of these securities may require the Company to register these securities held by them on a registration statement filed under the Securities Act, provided that no sales will be allowed to be made pursuant to such registration statement until termination of the applicable lock-up period for the securities being registered, even if such registration statement has already been declared effective, and provided further that with respect to the Founders’ Warrants, such warrants must also have become exercisable. The Company will bear the expenses incurred in connection with filing any such registration statement.

The holders of the warrants will not be able to exercise those warrants unless we have an effective registration statement covering the shares issuable upon their exercise and a related current prospectus available. Although the shares of common stock issuable pursuant to the Founders’ Warrants and Sponsors’ Warrants may or may not be issued pursuant to a registration statement, the warrant agreement provides that so long as they are held by our Founders or Sponsors, or their affiliates or other permitted transferees, the Founders’ Warrants and Sponsors’ Warrants may not be exercised unless a registration statement relating to the common stock issuable upon exercise of the warrants purchased in this offering is effective and a related current prospectus is available.

The Sponsors have entered into agreements with Citigroup Global Markets Inc. in accordance with the guidelines of Rule 10b5-1 of the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’), pursuant to which they have placed limit orders for an aggregate of up to $25,000,000 of the Company’s common stock, commencing on the later of (i) the day after the Company files a preliminary proxy statement relating to the Company’s initial business combination and (ii) 60 days after termination of the ‘‘restricted period’’ in connection with this offering under Regulation M of the Exchange Act and ending on the business day immediately preceding the record date for the meeting of stockholders at which such Business Combination is to be approved, or earlier in certain circumstances (‘‘Buyback Period’’). Brooklyn NY Holdings LLC and Perella Weinberg Partners Group LP have agreed to contribute to the capital of BNYH BPW Holdings LLC and Perella Weinberg Partners Acquisition LP, respectively, sufficient funds for them to meet their respective obligations under these limit order agreements. These limit orders will require the Sponsors to purchase the Company’s common stock offered for sale (and not purchased by another investor) at or below a price equal to the per share amount held in the Trust Account, until the earlier of the expiration of the Buyback Period or until such purchases reach $25,000,000 in total. The Sponsors will participate in any liquidation distributions with respect to any shares of common stock purchased by them following consummation of the offering, including shares purchased pursuant to such limit orders, in the event the Company fails to complete an initial Business Combination. In addition, the Sponsors have agreed that they will not sell or transfer any shares of common stock purchased by them pursuant to these agreements until 180 days after the Company has completed an initial Business Combination, and will vote all such shares (i) in favor of the Company’s initial business combination, (ii) in favor of an amendment to the Company’s amended and restated certificate of incorporation to provide for an extension of the Company’s corporate existence to up to 30 months from the date of this prospectus in the event the Company has entered into a definitive agreement for, but has not yet consummated, the Company’s initial Business Combination, and (iii) in favor of an amendment to the Company’s amended and restated certificate of incorporation to provide for the Company’s perpetual existence in connection with a vote to approve the Company’s initial Business Combination.

NOTE F — TRUST ACCOUNT

A total of $348,650,000, including $324,650,000 of the net proceeds from the Offering, $8,600,000 from the sale of Sponsors’ Warrants (see Notes B and D) and $15,400,000 of deferred underwriting discounts and commissions, has been placed in the Trust Account.  The trust proceeds are invested in the ‘‘Dreyfus Treasury Prime Cash Management’’ money market fund, a fund which invests exclusively in U.S. Treasury securities.  As of March 31, 2008, the balance in the Trust Account was $349,219,065, which includes $569,065 of dividends earned since the inception of the Trust Account. As of March 31, 2008, no amounts have been distributed under the income tax and working capital requirements discussed in Note B. In April 2008, $325,000 was distributed for working capital requirements.

NOTE G — ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consist of the following at March 31, 2008 (unaudited) and December 31, 2007:

	March 31, 2008 (unaudited)	December 31, 2007
Accrued offering costs	$317,746	$420,000
Accrued D&O insurance	157,500
Accrued franchise taxes	41,250
Accrued amounts due affiliate	10,000
Accrued other	3,000	1,000
	529,496	421,000

NOTE H — STOCKHOLDERS’ EQUITY

Preferred stock:

The Company is authorized to issue 1,000,000 preferred shares with such designations, voting and other rights and preferences as may be determined from time to time by the Board of Directors. No shares were issued and outstanding as of March 31, 2008.

Common stock:

Under an amended and restated certificate of incorporation, the authorized common stock of the Company includes up to 200,000,000 shares. The holders of the common stock are entitled to one vote for each share of common stock. In addition, the holders of the common stock are entitled to receive dividends when, as and if declared by the board of directors.

Redeemable common stock:

As discussed in Note B, the Company is required to obtain shareholder approval for any Business Combination of a target business. In the event that 35% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering), on a cumulative basis, including the shares as to which conversion rights were exercised in connection with the stockholder vote, if any, required to approve an amendment to the Company’s amended and restated certificate of incorporation to provide for an extension of the time period within which it must complete its Business Combination both vote against the Business Combination and elect to exercise their conversion rights, the Business Combination will not be consummated. The Company can still effect a Business Combination if the public shareholders owning up to approximately 35% (minus one share) of the common stock sold in the Public Offering exercise their conversion rights.

This conversion obligation with respect to up to 35% (minus one share) of the shares of common stock sold in the Offering will exist regardless of how a Business Combination is structured. That is, the Company would be required to redeem up to an amount equal to the product of approximately

35% (minus one share) of the 35,000,000 shares of common stock sold in the Offering (or 12,249,999 shares of common stock) multiplied by an initial cash per-share redemption price of $9.96. The actual per-share redemption price will be equal to the quotient of the amount in the Trust Account plus all accrued interest not previously released to the Company, as of two business days prior to the proposed consummation of the Business Combination, divided by 35,000,000 shares of common stock.

Accordingly, under the provision of EITF D-98, Classification and Measurement of Redeemable Securities, the Company has classified 35% (minus one share) of the net proceeds from the Offering, or $122,009,990, outside permanent equity as of March 31, 2008.

NOTE I — EARNINGS PER SHARE

The Company complies with the accounting and disclosure requirements of SFAS No. 128, ‘‘Earnings Per Share.’’ Basic earnings per common share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

The Company’s statement of operations includes a presentation of earning per share for common stock subject to possible redemption in a manner similar to the two-class method of earnings per share. Basic and diluted earnings per common share for the maximum number of shares subject to possible redemption is calculated by dividing the net interest income attributable to common shares subject to redemption ($0 for the three months ended March 31, 2008) by the weighted average number of shares subject to possible redemption. Basic and diluted earnings per common share for the shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption.

At March 31, 2008, the Company had outstanding warrants to purchase 49,776,471 shares of common stock. For the three months ended March 31, 2008 and the period of inception to March 31, 2008, 6,176,471 shares underlying the Founders’ Units were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

NOTE J — INCOME TAXES

Provision for income taxes for the three months ended March 31, 2008 and the period from October 12, 2007 (inception) to March 31, 2008 was approximately $221,000.

The Company has not begun its trade or business for U.S. tax purposes. Accordingly, it could not yet recognize losses for start-up expenditures. As a result, a deferred tax asset of approximately $6,800 at March 31, 2008 was established for these start-up expenditures.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our Financial Statements and notes thereto contained in this report.

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under ‘‘Management’s Discussion and Analysis of Financial Condition and Results of Operations’’ regarding our financial position, business strategy and the plans and objectives of management for future operations, are ‘‘forward looking statements’’ within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. When used in this Form 10-Q, words such as ‘‘anticipate,’’ ‘‘believe,’’ ‘‘estimate,’’ ‘‘expect,’’ ‘‘intend’’ and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

Overview and Initial Public Offering

We are a blank check company, formed on October 12, 2007, to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses in the financial services or business services industries. We intend to effect this Business Combination using cash from the proceeds of our recently completed Offering and the Private Placements of the Sponsors’ Warrants, our capital stock, debt or a combination of cash, stock and debt.

The registration statement for the Offering was declared effective on February 26, 2008 (the ‘‘Effective Date’’). We consummated the Offering on March 3, 2008 and received gross proceeds of $350,000,000 from the Offering and $8,600,000 from the sale of the Sponsors’ Warrants. We sold 35,000,000 Units at the offering price of $10.00 per Unit. Each Unit consists of one share of our common stock and one Warrant. Each Warrant entitles the holder to purchase from us one share of common stock at an exercise price of $7.50 commencing the later of the completion of a Business Combination or one year from the Effective Date and expiring six years from the Effective Date. We may redeem the Warrants, at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $13.25 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which the notice of redemption is given. In accordance with the warrant agreement relating to the Warrants, we are only required to use our best efforts to maintain the effectiveness of the registration statement covering the Warrants. We will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will we be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.

Pursuant to an Amended and Restated Sponsors’ Warrants Subscription Agreement dated February 19, 2008, our Sponsors have purchased from us, in the aggregate, 8,600,000 Sponsors’ Warrants for $8,600,000. The purchase and issuance of the Sponsors’ Warrants occurred simultaneously with the consummation of the Offering on a private placement basis. All of the proceeds we received from these purchases were placed in the Trust Account. The Sponsors’ Warrants are identical to the Warrants included in the Units sold in the Offering, except that (i) the Sponsors’ Warrants will not be transferable or salable (except to permitted transferees) until we complete our initial Business Combination, (ii) they are exercisable at the discretion of the holder for cash or on a cashless basis and (iii) are non-redeemable by us so long as they are held by the Sponsors or their permitted transferees. If we do not complete a Business Combination then the $8,600,000 paid in consideration for the Sponsors’ Warrants will be part of the liquidating distribution to our public stockholders, and the Sponsors’ Warrants will expire worthless.

We entered into an Underwriting Agreement with the underwriters of the Offering. The Underwriting Agreement required us to pay 2.6% of the gross proceeds of the Offering as an underwriting discount plus an additional 4.4% of the gross proceeds only upon consummation of a Business Combination. We paid an underwriting discount of 2.6% of the gross proceeds ($9,100,000) in connection with the consummation of the Offering and have placed 4.4% of the gross proceeds ($15,400,000) in the Trust Account. We did not pay any discount related to the Sponsors’ Warrants sold in the Private Placements. The underwriters have waived their right to receive payment of the 4.4% of the gross proceeds upon the our liquidation if we are unable to complete a Business Combination.

We intend to utilize cash derived from the Offering, our capital stock, debt or combination of cash, capital stock and debt, to effect a Business Combination.

Results of Operations and Known Trends or Future Events

For the three months ended March 31, 2008 and for the period from October 12, 2007 (inception) to March 31, 2008, we had net income of $286,766 and $288,067, respectively. Our income was all derived from interest and dividends on the net proceeds of the Offering. We incurred $61,169 and $61,924 in formation and operating costs during the three months ended March 31, 2008 and for the period from October 12, 2007 (inception) to March 31, 2008, respectively.

All activity from October 12, 2007 (inception) through March 3, 2008 relates to our formation and the Offering described above. Since March 4, 2008, we have been searching for a target company to acquire. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business within the required 24 months (or up to 30 months if our stockholders approve an extension period) the from the date of the Offering.

Liquidity and Capital Resources

As of March 31, 2008, we had cash of $349,287,821 of which $349,219,065 was held in the Trust Account. Until the Offering, as described above, our only source of liquidity was the proceeds from the initial private sale of our Founders’ Units and the promissory notes made by our Sponsors. As of March 31, 2008, we had repaid these promissory notes. Since the Offering, our only source of revenue has been from the interest and dividends earned on our cash accounts. As of March 31, 2008, we had not made any withdrawals of the interest and dividends earned on the funds held in our Trust Account. Pursuant to the terms of our trust agreement governing our Trust Account, we are entitled to use up to $4,000,000 of the earnings (subject to restrictions for monies needed to pay income tax liabilities) for working capital, provided, however, that the aggregate amount of all such distributions for working capital and income tax payments shall not exceed the total earnings. Therefore, up to $4,000,000 is still to be remitted, for working capital purposes, to our operating account which had a balance of $68,756 as of March 31, 2008. Consequently, there is $341,439 of interest earned which has not yet been distributed to our operating account but is available to be used for working capital (after reserving $227,626 for tax liabilities) and we will be entitled to use another $3,658,561 of future earnings (subject to additional limitations for tax liabilities generated by our additional earnings). Our liabilities are all related to accrued expenses and costs associated with operating as a public company and searching for an acquisition target. We believe our working capital will continue to be sufficient to fund our operations until a target is acquired.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements.

We have not entered into any off balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or entered into any non-financial assets.

Contractual Obligations

We do not have any long-term debt, capital lease obligations, operating lease obligations or long-term liabilities other than a monthly fee of $10,000 for office space and certain office and secretarial services payable to Perella Weinberg Partners Group LP, an affiliate of one of our Sponsors. We began incurring this fee on February 26, 2008 and will continue to incur this fee monthly until the completion of our initial Business Combination or our liquidation.

Item 3.    Quantitative and Qualitative Disclosures about Market Risk.

As of March 31, 2008, our efforts were limited to organizational activities, activities relating to the Offering and activities involving searching for an acquisition target; we had neither engaged in any income producing operations nor generated any revenues other than the interest earned on the proceeds of the Offering.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices.  $348,650,000 of the net Offering proceeds (which includes $15.4 million of the proceeds attributable to the underwriters’ deferred discount from the Offering) has been placed in a Trust Account maintained by Mellon Bank, N.A., as account agent. As of March 31, 2008, the balance of the Trust Account was $349,219,065, which includes $569,065 of dividends earned since the inception of the Trust Account. The proceeds of the Offering held in trust have only been invested in U.S. ‘‘government securities’’ defined as any Treasury Bill issued by the United States having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 that only invest in such ‘‘government securities’’ having a maturity of 180 days or less. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. The seven-day simple annualized yield ending on March 31, 2008 was 1.71%. Assuming no other changes to our holdings as of March 31, 2008, a 50 basis point decrease in the underlying interest rate payable on our investment as of March 31, 2008 would result in a decrease of approximately $437,000 in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.

Item 4.    Controls and Procedures.

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Our internal control over financial reporting is a process designed by, or under the supervision of, our chief executive officer and principal financial officer and effected by our board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of our financial reporting and the preparation of our financial statements for external purposes in accordance with generally accepted accounting principles (United States). Internal control over financial reporting includes policies and procedures that pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of our assets; provide reasonable assurance that transactions are recorded as necessary to permit preparation of our financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with the authorization of our board of directors and management; and provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on our financial statements.

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the most recently completed fiscal quarter.

Part II. — OTHER INFORMATION

Item 1.    Legal Proceedings.

None.

ITEM 1A.    Risk Factors.

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our prospectus dated February 26, 2008 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of March 31, 2008, there have been no material changes to the risk factors disclosed in our prospectus dated February 26, 2008 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

Item 2.    Unregistered Sales of Equity Securities and Use of Proceeds.

On October 31, 2007, we issued an aggregate of 10,781,250 Founders’ Units to our Sponsors for $25,000 in cash, at a purchase price of $0.002 per Founders’ Unit. Such issuance was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, accredited, wealthy individuals and entities. On November 14, 2007, the Sponsors committed to purchase 7,000,000 Sponsors’ Warrants at a purchase price of $1.00 per Sponsors’ Warrant in a private placement simultaneously with the Offering. On November 16, 2007, the Sponsors transferred at cost an aggregate of 377,001 of these Founders’ Units and committed to transfer at cost an aggregate of 149,466 Sponsors’ Warrants to the Directors. On February 19, 2008, the Directors returned an aggregate of 97,251 Founders’ Units to the Sponsors, and the Sponsors returned an aggregate of 3,170,956 Founders’ Units to us which we have cancelled. Also on February 19, 2008, the Sponsors committed to purchase an additional 1,600,000 Sponsors’ Warrants (for a total of 8,600,000 Sponsors’ Warrants) from us simultaneously with the Offering and the Sponsors committed to transfer an additional 105 Sponsors’ Warrants (for a total of 149,571 Sponsors’ Warrants) to the Directors. On February 26, 2008, the Directors returned an aggregate of an additional 8,823 Founders’ Units to the Sponsors, and the Sponsors returned an aggregate of an additional 507,353 Founders’ Units to us which we have cancelled.

The Founders’ Units included an aggregate of 926,470 units subject to forfeiture by these stockholders to the extent that the underwriters’ over-allotment is not exercised in full so that they collectively own 15% of the issued and outstanding shares of common stock after the Offering. As the underwriters did not exercise their over-allotment option, these units were forfeited on March 27, 2008. The Founders’ Units consist of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $10.00 per share. The Founders’ Warrants will become exercisable on the later of February 26, 2009 or our consummation of a Business Combination, in each case, if an only when (x) the last sales price of our common stock equals or exceeds $12.25 per share for any 20 trading days within any 30-trading day period beginning 90 days after the Business Combination and (y) there is an effective registration statement covering the shares of common stock issuable upon exercise of the Founders’ Warrants. The Founders’ Warrants will expire on February 26, 2014. The Founders’ Units may not be sold or transferred until one year after the consummation of our Business Combination.

On March 3, 2008, we closed our initial public offering of 35,000,000 units, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.50 per share. The warrants will become exercisable on the later of February 26, 2009 or our consummation of a Business Combination and will expire on February 26, 2014. The units from the Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $350,000,000. Citigroup Global Markets Inc., acted as sole bookrunning manager and representative of UBS Securities LLC, Piper Jaffray & Co., Sandler O’Neill & Partners, L.P., Ladenburg Thalmann & Co. Inc., Maxim Group LLC and I-Bankers Securities, Inc. (together, the ‘‘Underwriters’’). The securities sold in the Offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-147439). The SEC declared the registration statement effective on February 26, 2008.

We incurred a total of $9,100,000 in underwriting discounts and commissions and $1,068,881 for other costs and expenses related to the Offering.

We also consummated the simultaneous private sale of 8,600,000 Sponsors’ Warrants at a price of $1.00 per warrant (for an aggregate purchase price of $8,600,000), exercisable for one share of our common stock at a price of $7.50 per share . The Sponsors’ Warrants were purchased by the Sponsors and the issuances were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. The Sponsors’ Warrants will become exercisable on the later of February 26, 2009 or our consummation of a Business Combination and will expire on February 26, 2014. The Sponsors’ Warrants may not be sold or transferred until we consummate a Business Combination.

For a description of the use of proceeds generated in the Offering, see Part I, Item 2 of this Form 10-Q.

No purchases have been made by or on behalf of us or any ‘‘affiliated purchaser’’ during the quarter ended March 31, 2008.

Item 3.    Defaults Upon Senior Securities.

None.

Item 4.    Submission of Matters to a Vote of Security Holders.

None.

Item 5.    Other Information.

None.

Item 6.    Exhibits.

(a) Exhibits:

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on January 23, 2008)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on January 23, 2008)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

4.4	Warrant Agreement, dated as of February 26, 2008, by and between the Company and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)
4.5	Registration Rights Agreement, dated as of February 26, 2008, by and among the Company, Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)
10.1	Letter Agreement, dated as of February 26, 2008, by and among the Company, Citigroup Global Markets, Inc., Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)
10.2	Letter Agreement, dated as of February 26, 2008, by and among the Company, Citigroup Global Markets, Inc., and each officer and director (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)
10.3	Trust Account Agreement, dated as of February 26, 2008, by and between the Company and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)
10.4	Amended and Restated Sponsors’ Warrant Subscription Agreement, dated as of February 19, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)
10.5	Amended and Restated Initial Unit Subscription Agreement, dated as of February 19, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.8 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)
10.6	Letter Agreement, dated as of February 26, 2008, by and between the Company and Perella Weinberg Partners Group LP regarding administrative support (incorporated by reference to Exhibit 10.9 to Amendment No. 5 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 14, 2008)
10.7	Rule 10b5-1 Stock Purchase Plan, dated as of January 14, 2008, by and among the Company, Citigroup Global Markets Inc. and Perella Weinberg Partners Acquisition LP (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 6, 2008)
10.8	Rule 10b5-1 Stock Purchase Plan, dated as of January 14, 2008, by and among the Company, Citigroup Global Markets Inc. and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 6, 2008)

10.9	Right of First Review Agreement, dated as of February 26, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 5 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 14, 2008)
10.10	Amended and Restated Securities Purchase Agreement, dated as of February 19, 2008, by and among Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)
10.11	Amended and Restated Securities Assignment Agreement, dated as of February 19, 2008, by and among Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.14 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)
31.1	Section 302 Certification by Chief Executive Officer*
31.2	Section 302 Certification by Principal Financial Officer*
32.1	Section 906 Certification by Chief Executive Officer*
32.2	Section 906 Certification by Principal Financial Officer*

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BPW ACQUISITION CORP.
Dated: May 14, 2008	By:	/s/ MICHAEL E. MARTIN
Michael E. Martin
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

By:	/s/ RICHARD J. JENSEN
Richard J. Jensen
Senior Vice President and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)
3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on January 23, 2008)
4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)
4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on January 23, 2008)
4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)
4.4	Warrant Agreement, dated as of February 26, 2008, by and between the Company and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)
4.5	Registration Rights Agreement, dated as of February 26, 2008, by and among the Company, Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)
10.1	Letter Agreement, dated as of February 26, 2008, by and among the Company, Citigroup Global Markets, Inc., Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)
10.2	Letter Agreement, dated as of February 26, 2008, by and among the Company, Citigroup Global Markets, Inc., and each officer and director (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)
10.3	Trust Account Agreement, dated as of February 26, 2008, by and between the Company and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)
10.4	Amended and Restated Sponsors’ Warrant Subscription Agreement, dated as of February 19, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

No.	Description
10.5	Amended and Restated Initial Unit Subscription Agreement, dated as of February 19, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.8 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)
10.6	Letter Agreement, dated as of February 26, 2008, by and between the Company and Perella Weinberg Partners Group LP regarding administrative support (incorporated by reference to Exhibit 10.9 to Amendment No. 5 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 14, 2008)
10.7	Rule 10b5-1 Stock Purchase Plan, dated as of January 14, 2008, by and among the Company, Citigroup Global Markets Inc. and Perella Weinberg Partners Acquisition LP (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 6, 2008)
10.8	Rule 10b5-1 Stock Purchase Plan, dated as of January 14, 2008, by and among the Company, Citigroup Global Markets Inc. and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 6, 2008)
10.9	Right of First Review Agreement, dated as of February 26, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 5 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 14, 2008)
10.10	Amended and Restated Securities Purchase Agreement, dated as of February 19, 2008, by and among Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)
10.11	Amended and Restated Securities Assignment Agreement, dated as of February 19, 2008, by and among Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.14 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)
31.1	Section 302 Certification by Chief Executive Officer*
31.2	Section 302 Certification by Principal Financial Officer*
32.1	Section 906 Certification by Chief Executive Officer*
32.2	Section 906 Certification by Principal Financial Officer*

*	Filed herewith