Form 10-Q
period 2008-06-30
BPW Acquisition Corp.
filed 2008-08-14
CIK 1418255

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008.
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                           to
Commission file number 001-33979
BPW ACQUISITION CORP.
(Exact Name of Registrant as Specified in Its Charter)

Delaware	26-1259837
(State or Other Jurisdiction of	(I.R.S. Employer
Incorporation or Organization)	Identification No.)

750 Washington Boulevard, Stamford, Connecticut 06901
(Address of Principal Executive Offices)	(Zip Code)
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
Yes     ☑     No     ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer☐	Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes     ☑     No     ☐
As of June 30, 2008 there were 41,176,471 shares of common stock, par value $.0001 per share, issued and outstanding.

BPW ACQUISITION CORP.
FORM 10-Q
FOR THE QUARTER ENDED JUNE 30, 2008

i

PART I. — FINANCIAL INFORMATION
ITEM 1. Financial Statements.
BPW ACQUISITION CORP.
(a corporation in the development stage)
CONDENSED BALANCE SHEETS

	June 30, 2008	December 31, 2007
	(unaudited)
ASSETS
Current assets
Cash	$198,760	$199,042
Prepaid expenses	134,713	—

Total current assets	333,473	199,042

Other assets
Cash equivalents held in Trust Account	349,405,396	—
Deferred income taxes	52,000	—
Deferred offering costs	—	496,864

Total other assets	349,457,396	496,864

	$349,790,869	$695,906

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities
Accounts payable and accrued expenses	$190,339	$421,000
Income taxes payable	213,000	—
Notes payable, stockholders	—	250,000

Total current liabilities	403,339	671,000

Long-term liabilities, Deferred underwriters’ fee	10,010,000	—

Common stock subject to redemption, 12,249,999 shares at redemption value, $9.96 per share	122,009,990	—

Commitments and Contingencies

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value, authorized 200,000,000 shares; 41,176,471 and 10,781,250 shares issued and outstanding, respectively	4,118	1,078
Additional paid-in capital	216,351,823	23,922
Earnings (deficit) accumulated during the development stage	1,011,599	(94)

Total stockholders’ equity	217,367,540	24,906

	$349,790,869	$695,906

See accompanying notes to condensed financial statements.

BPW ACQUISITION CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF OPERATIONS
(unaudited)

	For the Three	For the Six	For the Period
	Months Ended	Months Ended	October 12, 2007
	June 30, 2008	June 30, 2008	(inception) to
			June 30, 2008

Revenue	$—	$—	$—

Formation and operating costs	171,956	233,880	235,018

Loss from operations	(171,956)	(233,880)	(235,018)

Interest and dividend income	1,195,756	1,767,023	1,768,067

Net income before provision for income taxes	1,023,800	1,533,143	1,533,049

Provision for income taxes	300,174	521,450	521,450

Net income applicable to common stockholders	$723,626	$1,011,693	$1,011,599

Weighted average number of common shares outstanding — excluding shares subject to possible redemption
Basic	28,926,472	18,398,248	12,256,161
Diluted	37,402,949	23,971,181	16,106,164

Earnings per common share— excluding shares subject to possible redemption
Basic	$0.03	$0.06	$0.08
Diluted	$0.02	$0.04	$0.06

Common shares subject to redemption	12,249,999	12,249,999	12,249,999

Earnings per common share for shares subject to redemption	$—	$—	$—
See accompanying notes to condensed financial statements.

BPW ACQUISITION CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
For the period October 12, 2007 (inception) to June 30, 2008

				Earnings
				(Deficit)
				Accumulated
	Common Stock		Additional	During	Total
			Paid in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Equity
Sale of Units issued to the Sponsors on October 31, 2007 at $0.0023 per Unit (each unit consists of one share of common stock and one warrant to purchase one share of common stock)	10,781,250	$1,078	$23,922	$—	$25,000

Net loss	—	—	—	(94)	(94)

Balances, at December 31, 2007	10,781,250	1,078	23,922	(94)	24,906

Forfeiture of Units issued to the Sponsors on February 19, 2008 and February 26, 2008	(3,678,309)	(368)	368	—	—
Sale of Units issued in the public offering on March 3, 2008 at $10 per Unit (including 12,249,999 shares of common stock subject to possible redemption)	35,000,000	3,500	349,996,500	—	350,000,000

Proceeds from public offering subject to redemption (12,249,999 shares at redemption value)	—	—	(122,009,990)	—	(122,009,990)

Underwriter’s discount and offering costs related to the public offering (includes $10,010,000 payable upon a business combination)	—	—	(20,259,069)	—	(20,259,069)

Sale of 8,600,000 warrants at $1 per warrant on March 3, 2008 to the Sponsors	—	—	8,600,000	—	8,600,000

Forfeiture of Units issued to the Sponsors on March 27, 2008	(926,470)	(92)	92	—	—

Net income	—	—	—	1,011,693	1,011,693

Balances, at June 30, 2008 (unaudited)	41,176,471	$4,118	$216,351,823	$1,011,599	$217,367,540

See accompanying notes to condensed financial statements.

BPW ACQUISITION CORP.
(a corporation in the development stage)
CONDENSED STATEMENTS OF CASH FLOWS
(unaudited)

	For the Six	For the Period
	Months Ended	October 12, 2007
	June 30, 2008	(inception) to June
		30, 2008
Cash flows from operating activities
Net income	$1,011,693	$1,011,599
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(52,000)	(52,000)
Increase (decrease) in cash attributable to change in current assets and liabilities
Prepaid expenses	(134,713)	(134,713)
Accounts payable and accrued expenses	189,339	190,339
Income taxes payable	213,000	213,000

Net cash provided by operating activities	1,227,319	1,228,225

Net cash used in investing activities
Cash held in Trust Account	(349,405,396)	(349,405,396)

Cash flows from financing activities
Proceeds from issuance of units to the Sponsors	—	25,000
Proceeds from notes payable, Sponsors	—	250,000
Payments of the notes payable, Sponsors	(250,000)	(250,000)
Proceeds from the issuance of warrants in private placement	8,600,000	8,600,000
Proceeds from the issuance of common stock in the initial public offering	350,000,000	350,000,000
Payment of offering costs	(10,172,205)	(10,249,069)

Net cash provided by financing activities	348,177,795	348,375,931

Net increase (decrease) in cash	(282)	198,760

Cash, beginning of period	199,042	—

Cash, end of period	$198,760	$198,760

Supplemental disclosure of cash flow information, cash paid during the period for income taxes	$360,000	$360,000

Supplemental disclosure of non-cash financing activities, deferred underwriters’ fees	$10,010,000	$10,010,000

See accompanying notes to condensed financial statements.

BPW ACQUISITION CORP.
(a corporation in the development stage)
NOTES TO CONDENSED FINANCIAL STATEMENTS
 (unaudited)
NOTE A—BASIS OF PRESENTATION
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
     The registration statement for the Company’s initial public offering (the ‘‘Offering’’) (as described in Note C) was declared effective on February 26, 2008. The Company consummated the Offering on March 3, 2008 and simultaneously with such Offering, BNYH BPW Holdings LLC and Perella Weinberg Partners Acquisition LP (the ‘‘Sponsors’’) purchased an aggregate of 8,600,000 warrants at $1.00 per warrant (the ‘‘Sponsors’ Warrants’’) from the Company in private placements (the ‘‘Private Placements’’).
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
NOTE C — OFFERING
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
NOTE D — RELATED PARTY TRANSACTIONS
     The Company issued two unsecured promissory notes to the Sponsors of the Company for aggregate proceeds of $250,000 on October 31, 2007. The notes are non-interest bearing and were payable on the earlier of October 31, 2008 or the consummation of the Offering. On March 3, 2008, the promissory notes were repaid in full.

     On October 31, 2007, the Company issued 10,781,250 Units (“Founders’ Units”) for proceeds of $25,000 to the Sponsors of the Company. Subsequently, the Sponsors have returned to the Company an aggregate of 3,678,309 of such Founders’ Units, which, upon receipt, the Company cancelled. Up to an aggregate of 926,470 of the Founders’ Units were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part by the underwriters. On March 27, 2008, 926,470 of the Founders’ Units were returned to the Company and cancelled.
     The Company has agreed to pay a monthly fee of $10,000 per month to an entity affiliated with one of the Company’s Sponsors, for office space and certain office and secretarial services. This agreement commences on the date of the Offering and shall continue through the earlier of a Business Combination or the liquidation of the Company. Approximately $40,000 has been accrued under this agreement at June 30, 2008.
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
     The Sponsors transferred at cost an aggregate of 150,000 Founders’ Units to Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (the ‘‘Directors’’ and together with the Sponsors, the ‘‘Founders’’), each of whom agreed to serve on the Board of Directors of the Company upon the closing of the Offering. In addition, the Directors have purchased from the Sponsors an aggregate of 120,927 Founders’ Units prior to the Offering and have also purchased from the Sponsors an aggregate of 149,571 Sponsors’ Warrants immediately following the consummation of the Offering for an aggregate purchase price of $150,000. On March 27, 2008, the Directors returned an aggregate 16,116 Founders’ Units and therefore currently hold an aggregate 254,811 Founders’ Units.
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

     The Sponsors have entered into agreements with Citigroup Global Markets Inc. in accordance with the guidelines of Rule 10b5-1 of the Securities Exchange Act of 1934 (the ‘‘Exchange Act’’), pursuant to which they have placed limit orders for an aggregate of up to $25,000,000 of the Company’s common stock, commencing on the later of (i) the day after the Company files a preliminary proxy statement relating to the Company’s initial Business Combination and (ii) 60 days after termination of the ‘‘restricted period’’ in connection with this Offering under Regulation M of the Exchange Act and ending on the business day immediately preceding the record date for the meeting of stockholders at which such Business Combination is to be approved, or earlier in certain circumstances (‘‘Buyback Period’’). Brooklyn NY Holdings LLC and Perella Weinberg Partners Group LP have agreed to contribute to the capital of BNYH BPW Holdings LLC and Perella Weinberg Partners Acquisition LP, respectively, sufficient funds for them to meet their respective obligations under these limit order agreements. These limit orders will require the Sponsors to purchase the Company’s common stock offered for sale (and not purchased by another investor) at or below a price equal to the per share amount held in the Trust Account, until the earlier of the expiration of the Buyback Period or until such purchases reach $25,000,000 in total. The Sponsors will participate in any liquidation distributions with respect to any shares of common stock purchased by them following consummation of the Offering, including shares purchased pursuant to such limit orders, in the event the Company fails to complete an initial Business Combination. In addition, the Sponsors have agreed that they will not sell or transfer any shares of common stock purchased by them pursuant to these agreements until 180 days after the Company has completed an initial Business Combination, and will vote all such shares (i) in favor of the Company’s initial Business Combination, (ii) in favor of an amendment to the Company’s amended and restated certificate of incorporation to provide for an extension of the Company’s corporate existence to up to 30 months from the date of the final prospectus in the event the Company has entered into a definitive agreement for, but has not yet consummated, the Company’s initial Business Combination, and (iii) in favor of an amendment to the Company’s amended and restated certificate of incorporation to provide for the Company’s perpetual existence in connection with a vote to approve the Company’s initial Business Combination.
NOTE E — TRUST ACCOUNT
     A total of $348,650,000, which includes $324,650,000 of the net proceeds from the Offering, $8,600,000 from the sale of Sponsors’ Warrants (see Notes B and D) and $15,400,000 of deferred underwriting discounts and commissions, has been placed in the Trust Account. The trust proceeds are invested in the ‘‘Dreyfus Treasury Prime Cash Management’’ money market fund, a fund which invests exclusively in U.S. Treasury securities. As of June 30, 2008, the balance in the Trust Account was $349,405,396, which includes $1,765,396 of dividends earned since the inception of the Trust Account. During the period ended June 30, 2008, $360,000 has been distributed for income taxes and $650,000 for working capital requirements discussed in Note B above.
NOTE F — REDEEMABLE COMMON STOCK
     As discussed in Note B, the Company is required to obtain shareholder approval for any Business Combination of a target business. In the event that 35% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering), on a cumulative basis, including the shares as to which conversion rights were exercised in connection with the stockholder vote, if any, required to approve an amendment to the Company’s amended and restated certificate of incorporation to provide for an extension of the time period within which it must complete its Business Combination both vote against the Business Combination and elect to exercise their conversion rights, the Business Combination will not be consummated. The Company can still effect a Business Combination if the public shareholders owning up to approximately 35% (minus one share) of the common stock sold in the Offering exercise their conversion rights.
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
     Accordingly, under the provision of EITF D-98, Classification and Measurement of Redeemable Securities, the Company has classified 35% (minus one share) of the net proceeds from the Offering, or $122,009,990, outside permanent equity as of June 30, 2008.

NOTE G — EARNINGS PER SHARE
     The Company complies with the accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share.” Basic earnings per common share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.
     The Company’s statement of operations includes a presentation of earning per share for common stock subject to possible redemption in a manner similar to the two-class method of earnings per share. Basic and diluted earnings per common share for the maximum number of shares subject to possible redemption is calculated by dividing the net interest income attributable to common shares subject to redemption ($0 for the six months ended June 30, 2008) by the weighted average number of shares subject to possible redemption. Basic and diluted earnings per common share for the shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption.
     At June 30, 2008, the Company had outstanding warrants to purchase 49,776,471 shares of common stock. For all the period presented, the weighed average of 6,176,471 shares underlying Founders’ Units were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.
NOTE H — INCOME TAXES
     Provision for income taxes for the three and six months ended June 30, 2008 and the period from October 12, 2007 (inception) to June 30, 2008 was approximately $300,000, $521,000 and $521,000, respectively.
     The Company has not begun its trade or business for U.S. tax purposes. Accordingly, it could not yet recognize losses for start-up expenditures. As a result, a deferred tax asset of approximately $52,000 at June 30, 2008 was established for these start-up expenditures.
NOTE I — FAIR VALUE MEASUREMENTS
     Effective January 1, 2008, the Company implemented SFAS No. 157, Fair Value Measurement (“SFAS 157”), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and its non-financial liabilities.
     The adoption of SFAS 157 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.
     The fair value hierarchy of the valuation techniques the Company utilizes to determine fair value are as follows:
•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.

•	Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.
     At June 30, 2008, the Company’s investment in Trust Account (see Note E) is measured at fair value using Level 1 inputs that are determined through market, observable and corroborated sources.

     The carrying amounts reflected in the balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.
NOTE J — NEW ACCOUNTING PRONOUNCEMENT
     In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. SFAS No. 141R replaces SFAS No. 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the Business Combination will generally be expensed as incurred. SFAS No. 141R is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. The adoption of SFAS No. 141R will not have a material impact on the Company’s financial statements; however, it could impact future transactions entered into by the Company. The adoption of SFAS No. 141R will not have a material impact on the Company’s financial statements; however, it could impact future transactions entered into by the Company.
     In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51”. SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year. SFAS No. 160 applies prospectively as of the beginning of the fiscal year SFAS No. 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS No. 160 will not have a material impact on the Company’s financial statements; however, it could impact future transactions entered into by the Company.
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
Forward Looking Statements
     All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Exchange Act. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the Securities and Exchange Commission (the “SEC”). All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.
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
     The registration statement for the Offering was declared effective on February 26, 2008 (the “Effective Date”). We consummated the Offering on March 3, 2008 and received gross proceeds of $350,000,000 from the

Offering and $8,600,000 from the sale of the Sponsors’ Warrants. We sold 35,000,000 Units at the offering price of $10.00 per Unit. Each Unit consists of one share of our common stock and one Warrant. Each Warrant entitles the holder to purchase from us one share of common stock at an exercise price of $7.50 commencing the later of the completion of a Business Combination or one year from the Effective Date and expiring six years from the Effective Date. We may redeem the Warrants, at a price of $0.01 per Warrant upon 30 days’ notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $13.25 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which the notice of redemption is given. In accordance with the warrant agreement relating to the Warrants, we are only required to use our best efforts to maintain the effectiveness of the registration statement covering the Warrants. We will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such Warrant shall not be entitled to exercise such Warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will we be required to net cash settle the warrant exercise. Consequently, the Warrants may expire unexercised and unredeemed.
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
Results of Operations and Known Trends or Future Events
     For the three months ended June 30, 2008, for the six months ended June 30, 2008 and for the period from October 12, 2007 (inception) to June 30, 2008, we had net income of $723,626, $1,011,693 and $1,011,599, respectively. Our income was all derived from interest and dividends on the net proceeds of the Offering. We incurred $171,956, $233,880 and $235,018 in formation and operating costs during the three months ended June 30, 2008, for the six months ended June 30, 2008 and for the period from October 12, 2007 (inception) to June 30, 2008, respectively.
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
Liquidity and Capital Resources
     As of June 30, 2008, we had cash of $198,760, which does not include $349,405,396 of restricted cash equivalent held in the Trust Account. Until the Offering, as described above, our only source of liquidity was the proceeds from the initial private sale of our Founders’ Units and the promissory notes made by our Sponsors. As of June 30, 2008, we had repaid these promissory notes. Since the Offering, our only source of revenue has been from the interest and dividends earned on our cash accounts. As of June 30, 2008, we have withdrawn $1,010,000 of the interest and dividends earned on the funds held in our Trust Account of which $360,000 was for the payment of income taxes and $650,000 was released for working capital requirements. Pursuant to the terms of our trust agreement governing our Trust Account, we are entitled to use up to $4,000,000 of the earnings (subject to restrictions for monies needed to pay income tax liabilities) for working capital, provided, however, that the aggregate amount of all such distributions for working capital and income tax payments shall not exceed the total earnings. Therefore, up to $3,350,000 is still to be remitted, for working capital purposes, to our operating account which had a balance of $198,760 as of June 30, 2008. Consequently, there is $515,396 of interest earned which has not yet been distributed to our operating account but is available to be used for working capital (after reserving approximately $240,000 for tax liabilities) and we will be entitled to use another $3,350,000 of future earnings (subject to additional limitations for tax liabilities generated by our additional earnings). Our liabilities are all related to accrued expenses and costs associated with operating as a public company and searching for an acquisition target. We believe our working capital will continue to be sufficient to fund our operations until a target is acquired.
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
ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.
     As of June 30, 2008, our efforts were limited to organizational activities, activities relating to the Offering and activities involving searching for an acquisition target; we had neither engaged in any income producing operations nor generated any revenues other than the interest earned on the proceeds of the Offering.
     Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $348,650,000 of the net Offering proceeds (which includes $15.4 million of the proceeds attributable to the underwriters’ deferred discount from the Offering) has been placed in a Trust Account maintained by Mellon Bank, N.A., as account agent. As of June 30, 2008, the balance of the Trust Account was $349,405,396 which includes $1,765,396 of dividends earned since the inception of the Trust Account, net of allowable disbursements. The proceeds of the Offering held in trust have only been invested in U.S. “government securities” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 that only invest in such “government securities” having a maturity of 180 days or less. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. The seven-day simple annualized yield ending on June 30, 2008 was 1.49%. Assuming no other changes to our holdings as of June 30, 2008, a 50 basis point decrease in the underlying interest rate payable on our investment as of June 30, 2008 would result in a decrease of approximately $437,000 in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.
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
     As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.
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
     As of June 30, 2008, there have been no material changes to the risk factors disclosed in our prospectus dated February 26, 2008 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.
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
     On March 3, 2008, we closed our initial public offering of 35,000,000 units, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.50 per share. The warrants will become exercisable on the later of February 26, 2009 or our consummation of a Business Combination and will expire on February 26, 2014. The units from the Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $350,000,000. Citigroup Global Markets Inc., acted as sole bookrunning manager and representative of UBS Securities LLC, Piper Jaffray & Co., Sandler O’Neill & Partners, L.P., Ladenburg Thalmann & Co. Inc., Maxim Group LLC and I-Bankers Securities, Inc. (together, the “Underwriters”). The securities sold in the Offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-147439). The SEC declared the registration statement effective on February 26, 2008.
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
     No purchases have been made by or on behalf of us or any “affiliated purchaser” during the quarter ended June 30, 2008.
ITEM 3. Defaults Upon Senior Securities.
     None.
ITEM 4. Submission of Matters to a Vote of Security Holders.
     None.
ITEM 5. Other Information.
     None.
ITEM 6. Exhibits.
(a)	Exhibits:

3.1	—	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

3.2	—	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on January 23, 2008)

4.1	—	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

4.2	—	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on January 23, 2008)

4.3	—	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

4.4	—	Warrant Agreement, dated as of February 26, 2008, by and between the Company and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

4.5	—	Registration Rights Agreement, dated as of February 26, 2008, by and among the Company, Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.1	—	Letter Agreement, dated as of February 26, 2008, by and among the Company, Citigroup Global Markets, Inc., Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.2	—	Letter Agreement, dated as of February 26, 2008, by and among the Company, Citigroup Global Markets, Inc., and each officer and director (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.3	—	Trust Account Agreement, dated as of February 26, 2008, by and between the Company and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.4	—	Amended and Restated Sponsors’ Warrant Subscription Agreement, dated as of February 19, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

10.5	—	Amended and Restated Initial Unit Subscription Agreement, dated as of February 19, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.8 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

10.6	—	Letter Agreement, dated as of February 26, 2008, by and between the Company and Perella Weinberg Partners Group LP regarding administrative support (incorporated by reference to Exhibit 10.9 to Amendment No. 5 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 14, 2008)

10.7	—	Rule 10b5-1 Stock Purchase Plan, dated as of January 14, 2008, by and among the Company, Citigroup Global Markets Inc. and Perella Weinberg Partners Acquisition LP (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 6, 2008)

10.8	—	Rule 10b5-1 Stock Purchase Plan, dated as of January 14, 2008, by and among the Company, Citigroup Global Markets Inc. and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 6, 2008)

10.9	—	Right of First Review Agreement, dated as of February 26, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 5 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 14, 2008)

10.10	—	Amended and Restated Securities Purchase Agreement, dated as of February 19, 2008, by and among Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

10.11	—	Amended and Restated Securities Assignment Agreement, dated as of February 19, 2008, by and among Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.14 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

31.1	—	Section 302 Certification by Chief Executive Officer*

31.2	—	Section 302 Certification by Principal Financial Officer*

32.1	—	Section 906 Certification by Chief Executive Officer*

32.2	—	Section 906 Certification by Principal Financial Officer*

*	Filed herewith

SIGNATURE
     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.
     BPW ACQUISITION CORP.

Dated: August 14, 2008	By:	/s/ MICHAEL E. MARTIN
Michael E. Martin
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ RICHARD J. JENSEN
Richard J. Jensen
Senior Vice President and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on January 23, 2008)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on January 23, 2008)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

4.4	Warrant Agreement, dated as of February 26, 2008, by and between the Company and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

4.5	Registration Rights Agreement, dated as of February 26, 2008, by and among the Company, Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.1	Letter Agreement, dated as of February 26, 2008, by and among the Company, Citigroup Global Markets, Inc., Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.2	Letter Agreement, dated as of February 26, 2008, by and among the Company, Citigroup Global Markets, Inc., and each officer and director (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.3	Trust Account Agreement, dated as of February 26, 2008, by and between the Company and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.4	Amended and Restated Sponsors’ Warrant Subscription Agreement, dated as of February 19, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

10.5	Amended and Restated Initial Unit Subscription Agreement, dated as of February 19, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by

No.	Description

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