Form 10-Q
period 2008-09-30
BPW Acquisition Corp.
filed 2008-11-14
CIK 1418255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008.

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☒    No  ☐

As of September 30, 2008 there were 41,176,471 shares of common stock, par value $.0001 per share, issued and outstanding.

BPW ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2008

i

PART I. – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

BPW ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	September 30, 2008 (unaudited)	December 31, 2007
ASSETS
Current assets
Cash	$160,913	$199,042
Prepaid expenses	114,261	—

Total current assets	275,174	199,042

Other assets
Cash equivalents held in Trust Account	350,150,184	—
Deferred income taxes	84,000	—
Deferred offering costs	—	496,864

Total other assets	350,234,184	496,864

	$350,509,358	$695,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$266,240	$421,000
Income taxes payable	123,000	—
Notes payable, stockholders	—	250,000

Total current liabilities	389,240	671,000

Long-term liabilities, Deferred underwriters’ fee	10,010,000	—

Common stock subject to redemption, 12,249,999 shares at redemption value, $9.96 per share	122,009,990	—

Commitments and Contingencies
Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value, authorized 200,000,000 shares; 41,176,471 and 10,781,250 shares issued and outstanding, respectively	4,118	1,078
Additional paid-in capital	216,351,823	23,922
Retained earnings (deficit accumulated during the development stage)	1,744,187	(94)

Total stockholders’ equity	218,100,128	24,906

	$350,509,358	$695,906

See accompanying notes to condensed financial statements.

BPW ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

(unaudited)

	For the Three Months Ended September 30, 2008	For the Nine Months Ended September 30, 2008	For the Period October 12, 2007 (inception) to September 30, 2008
Revenue	$—	$—	$—
Formation and operating costs	135,183	369,063	370,201

Loss from operations	(135,183)	(369,063)	(370,201)
Interest and dividend income	1,245,771	3,012,794	3,013,838

Net income before provision for income taxes	1,110,588	2,643,731	2,643,637
Provision for income taxes	378,000	899,450	899,450

Net income applicable to common stockholders	$732,588	$1,744,281	$1,744,187

Weighted average number of common shares outstanding – excluding common shares subject to possible redemption
Basic	28,926,472	24,728,272	21,537,004
Diluted	34,885,004	29,162,561	24,956,668
Earnings per common share
Basic	$0.03	$0.07	$0.08
Diluted	$0.02	$0.06	$0.07
Weighted average number of common shares subject to redemption	12,249,999	9,467,948	7,301,554
Earnings per common share for shares subject to redemption, basic and diluted	$—	$—	$—

See accompanying notes to condensed financial statements.

BPW ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period October 12, 2007 (inception) to September 30, 2008

			Additional Paid-in Capital	Retained Earnings (Deficit Accumulated During Development Stage)	Total Stockholders’ Equity
	Common Stock
	Shares	Amount
Sale of Units issued to the Sponsors on October 31, 2007 at $0.0023 per Unit (each unit consists of one share of common stock and one warrant to purchase one share of common stock)	10,781,250	$1,078	$23,922	$—	$25,000
Net loss	—	—	—	(94)	(94)

Balances, at December 31, 2007	10,781,250	1,078	23,922	(94)	24,906
Forfeiture of Units issued to the Sponsors on February 19, 2008 and February 26, 2008	(3,678,309)	(368)	368	—	—
Sale of Units issued in the public offering on March 3, 2008 at $10 per Unit (including 12,249,999 shares of common stock subject to possible redemption)	35,000,000	3,500	349,996,500	—	350,000,000
Proceeds from public offering subject to redemption (12,249,999 shares at redemption value)	—	—	(122,009,990)	—	(122,009,990)
Underwriter’s discount and offering costs related to the public offering (includes $10,010,000 payable upon a business combination)	—	—	(20,259,069)	—	(20,259,069)
Sale of 8,600,000 warrants at $1 per warrant on March 3, 2008 to the Sponsors	—	—	8,600,000	—	8,600,000
Forfeiture of Units issued to the Sponsors on March 27, 2008	(926,470)	(92)	92	—	—
Net income	—	—	—	1,744,281	1,744,281

Balances, at September 30, 2008 (unaudited)	41,176,471	$4,118	$216,351,823	$1,744,187	$218,100,128

See accompanying notes to condensed financial statements.

BPW ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

(unaudited)

	For the Nine Months Ended September 30, 2008	For the Period October 12, 2007 (inception) to September 30, 2008
Cash flows from operating activities
Net income	$1,744,281	$1,744,187
Adjustments to reconcile net income to net cash provided by operating activities:
Deferred income tax benefit	(84,000)	(84,000)
Increase (decrease) in cash attributable to change in current assets and liabilities
Prepaid expenses	(114,261)	(114,261)
Accounts payable and accrued expenses	265,240	266,240
Income taxes payable	123,000	123,000

Net cash provided by operating activities	1,934,260	1,935,166

Net cash used in investing activities
Cash held in Trust Account	(350,150,184)	(350,150,184)

Cash flows from financing activities
Proceeds from issuance of units to the Sponsors	—	25,000
Proceeds from notes payable, Sponsors	—	250,000
Payments of the notes payable, Sponsors	(250,000)	(250,000)
Proceeds from the issuance of warrants in private placement	8,600,000	8,600,000
Proceeds from the issuance of common stock in the initial public offering	350,000,000	350,000,000
Payment of offering costs	(10,172,205)	(10,249,069)

Net cash provided by financing activities	348,177,795	348,375,931

Net increase (decrease) in cash	(38,129)	160,913
Cash, beginning of period	199,042	—

Cash, end of period	$160,913	$160,913

Supplemental disclosure of cash flow information, cash paid during the period for income taxes	$860,000	$860,000

Supplemental disclosure of non-cash financing activities
Deferred underwriters’ fees	$10,010,000	$10,010,000

See accompanying notes to condensed financial statements.

BPW ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE A — BASIS OF PRESENTATION

The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. The Company consummated its initial public offering on March 3, 2008. Accordingly, these condensed financial statements should be read in conjunction with the audited financial statements and related notes thereto as of March 3, 2008 and for the period from October 12, 2007 (inception) to March 3, 2008, included in the Company’s Current Report on Form 8-K, File No. 001-33979, filed with the SEC on March 7, 2008. In the opinion of management, all adjustments (consisting of normal recurring accruals) are considered necessary for a fair presentation of interim results of the Company. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

NOTE B — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

BPW Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on October 12, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses (a “Business Combination”). The Company intends to focus on an acquisition or acquisitions in the financial services or business services industries. The Company has neither engaged in any operations nor generated operating revenue to date. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises”, and is subject to the risks associated with activities of development stage companies. The Company has selected December 31st as its fiscal year end.

The registration statement for the Company’s initial public offering (the “Offering”) (as described in Note C) was declared effective on February 26, 2008. The Company consummated the Offering on March 3, 2008 and simultaneously with such Offering, BNYH BPW Holdings LLC and Perella Weinberg Partners Acquisition LP (the “Sponsors”) purchased an aggregate of 8,600,000 warrants at $1.00 per warrant (the “Sponsors’ Warrants”) from the Company in private placements (the “Private Placements”).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of this Offering, although substantially all of the net proceeds of the Offering are intended to be generally applied toward consummating a business combination with (or acquisition of) an operating business. Upon the closing of the Offering, approximately $348,650,000 (an amount equal to 99.6% of the proceeds received from the Offering) of the aggregate proceeds of the Offering and the Private Placements, including deferred underwriting discounts and commissions payable to the underwriters in the Offering only if the Company consummates a Business Combination, were placed in a trust account (“Trust Account”) until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the distribution of the Trust Account as described below, other than any amounts released to public stockholders who exercise their conversion rights in connection with certain stockholders votes.

The Company, after signing a definitive agreement to effect a Business Combination with a target business, will submit such transaction for stockholder approval. In the event that 35% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering), on a cumulative basis, including the shares as to which conversion rights were exercised in connection with the stockholder vote, if any, required to approve an amendment to the Company’s amended and restated certificate of incorporation to provide for an extension of the time period within which it must complete its Business Combination, vote against the Business Combination and elect to exercise their conversion rights, the Business Combination will not be consummated. In the event an extension period or a Business Combination is consummated, public stockholders who exercised their conversion rights and voted against an extension period or a Business Combination, as applicable, will be entitled to convert their stock for a pro rata share of the aggregate amount of cash then on deposit in the Trust Account, including their pro rata portion of the deferred underwriting discount and any interest earned on the Trust Account, net of income taxes payable on the interest income on the Trust Account and net of any interest income of up to $4,000,000 released to the Company for working capital requirements. However, voting against an extension period or the Business Combination alone will not result in an election to exercise a stockholder’s conversion rights. All of the Company’s stockholders prior to the Offering have agreed to vote all of the shares of common stock held by them prior to the Offering (i) in the same manner as the majority of the votes cast by the public stockholders at a duly held stockholders meeting (a) in connection with the vote required to approve an initial Business Combination and (b) in connection with the vote required to approve an amendment to the Company’s amended and restated certificate of incorporation to provide for an extension of the Company’s corporate existence to up to 30 months from the consummation of the Offering in the event the Company has entered into a definitive agreement for, but has not yet consummated, an initial Business Combination, and (ii) in favor of an amendment to the Company’s amended and restated certificate of incorporation to provide for the Company’s perpetual existence in connection with a vote to approve an initial Business Combination. In addition, all of the Company’s stockholders prior to the Offering and the Company’s directors and officers have agreed that they will vote any shares of common stock they purchase in the open market in, or after, the Offering, including those shares purchased pursuant to the limit orders (as described below under Note D), in favor of an initial Business Combination, in favor of an extension of the Company’s corporate existence to up to 30 months from the consummation of the Offering and in favor of an amendment to the Company’s amended and restated certificate of incorporation to provide for the Company’s perpetual existence in connection with a vote to approve an initial Business Combination.

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

NOTE C — OFFERING

On March 3, 2008, the Company consummated the sale of 35,000,000 units (“Units”) at $10.00 per unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“Warrants”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing on the later of (i) February 26, 2009 or (ii) the completion of a Business Combination with a target business, and will expire February 26, 2014. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $13.25 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of warrants during the exercise period, there will be no cash settlement of the warrants and the warrants will expire worthless.

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

The Company has agreed to pay a monthly fee of $10,000 per month to an entity affiliated with one of the Company’s Sponsors, for office space and certain office and secretarial services. This agreement commences on the date of the Offering and shall continue through the earlier of a Business Combination or the liquidation of the Company. Approximately $70,000 has been accrued under this agreement at September 30, 2008.

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

The Company’s Board of Directors approved an amendment to modify the terms of the warrants granted to the Sponsors’ as part of the Founders’ Units (the “Founders’ Warrants”) whereby (i) the exercise price of the Founders’ Warrants was increased from $7.50 to $10.00, (ii) the expiration date of the Founders’ Warrants was extended to six years from the date of the final prospectus relating to the Offering and (iii) the last sale price that triggers when the warrants become exercisable was changed to $12.25 per share for the Founders’ Warrants.

The Sponsors transferred at cost an aggregate of 150,000 Founders’ Units to Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (the “Directors” and together with the Sponsors, the “Founders”), each of whom agreed to serve on the Board of Directors of the Company upon the closing of the Offering. In addition, the Directors have purchased from the Sponsors an aggregate of 120,927 Founders’ Units prior to the Offering and have also purchased from the Sponsors an aggregate of 149,571 Sponsors’ Warrants immediately following the consummation of the Offering for an aggregate purchase price of $150,000. On March 27, 2008, the Directors returned an aggregate 16,116 Founders’ Units and therefore currently hold an aggregate 254,811 Founders’ Units.

The holders of the Founders’ Units, as well as the holders of the Sponsors’ Warrants (and underlying securities), are entitled to registration rights pursuant to an agreement signed on February 26, 2008. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. In addition, these stockholders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The registration rights agreement provides that, in certain instances, the holders (and affiliates and other permitted transferees) of a majority of these securities may require the Company to register these securities held by them on a registration statement filed under the Securities Act, provided that no sales will be allowed to be made pursuant to such registration statement until termination of the applicable lock-up period for the securities being registered, even if such registration statement has already been declared effective, and provided further that with respect to the Founders’ Warrants, such warrants must also have become exercisable. The Company will bear the expenses incurred in connection with filing any such registration statement.

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

The Sponsors have entered into agreements with Citigroup Global Markets Inc. in accordance with the guidelines of Rule 10b5-1 of the Securities Exchange Act of 1934 (the “Exchange Act”), pursuant to which they have placed limit orders for an aggregate of up to $25,000,000 of the Company’s common stock, commencing on the later of (i) the day after the Company files a preliminary proxy statement relating to the Company’s initial Business Combination and (ii) 60 days after termination of the “restricted period” in connection with this offering under Regulation M of the Exchange Act and ending on the business day immediately preceding the record date for the meeting of stockholders at which such Business Combination is to be approved, or earlier in certain circumstances (“Buyback Period”). Brooklyn NY Holdings LLC and Perella Weinberg Partners Group LP have agreed to contribute to the capital of BNYH BPW Holdings LLC and Perella Weinberg Partners Acquisition LP, respectively, sufficient funds for them to meet their respective obligations under these limit order agreements. These limit orders will require the Sponsors to purchase the Company’s common stock offered for sale (and not purchased by another investor) at or below a price equal to the per share amount held in the Trust Account, until the earlier of the expiration of the Buyback Period or until such purchases reach $25,000,000 in total. The Sponsors will participate in any liquidation distributions with respect to any shares of common stock purchased by them following consummation of the offering, including shares purchased pursuant to such limit orders, in the event the Company fails to complete an initial Business Combination. In addition, the Sponsors have agreed that they will not sell or transfer any shares of common stock purchased by them pursuant to these agreements until 180 days after the Company has completed an initial Business Combination, and will vote all such shares (i) in favor of the Company’s initial business combination, (ii) in favor of an amendment to the Company’s amended and restated certificate of incorporation to provide for an extension of the Company’s corporate existence to up to 30 months from the date of this prospectus in the event the Company has entered into a definitive agreement for, but has not yet consummated, the Company’s initial Business Combination, and (iii) in favor of an amendment to the Company’s amended and restated certificate of incorporation to provide for the Company’s perpetual existence in connection with a vote to approve the Company’s initial Business Combination.

NOTE E — TRUST ACCOUNT

A total of $348,650,000, which includes $324,650,000 of the net proceeds from the Offering, $8,600,000 from the sale of Sponsors’ Warrants (see Notes B and D) and $15,400,000 of deferred underwriting discounts and commissions, has been placed in the Trust Account. The trust proceeds are invested in the “Dreyfus Treasury Prime Cash Management” money market fund, a fund which invests exclusively in U.S. Treasury securities. As of September 30, 2008, the balance in the Trust Account was $350,150,184, which includes $3,010,184 of dividends earned since the inception of the Trust Account. During the nine months ended September 30, 2008, $860,000 has been distributed for income taxes and $650,000 for working capital requirements discussed in Note B above.

NOTE F — COMMON STOCK SUBJECT TO REDEMPTION

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

Accordingly, under the provision of FASB’s Emerging Issues Task Force (“EITF”) D-98, Classification and Measurement of Redeemable Securities, the Company has classified 35% (minus one share) of the net proceeds from the Offering, or $122,009,990, outside permanent equity as of September 30, 2008.

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

The Company’s statement of operations includes a presentation of earning per share for common stock subject to possible redemption in a manner similar to the two-class method of earnings per share. Basic and diluted earnings per common share for the maximum number of shares subject to possible redemption is calculated by dividing the net interest income attributable to common shares subject to redemption ($0 for the nine months ended September 30, 2008) by the weighted average number of shares subject to possible redemption. Basic and diluted earnings per common share for the shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption.

At September 30, 2008, the Company had outstanding warrants to purchase 49,776,471 shares of common stock. For all the period presented, the weighed average of 6,176,471 shares underlying Founders’ Units were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. The Company uses the treasury stock method to calculate potentially dilutive shares, as if they were converted into common stock at the beginning of the period. As of the three and nine months ended September 30, 2008 and the period October 12, 2007 (inception) to September 30, 2008 dilutive securities include warrants of 5,958,532, 4,434,289 and 3,419,664, respectively, that represent incremental common shares, based on their assumed conversion, to be included in the weighted average number of common shares for the calculation of diluted income per common share.

NOTE H — INCOME TAXES

Provision for income taxes for the three and nine months ended September 30, 2008 and the period from October 12, 2007 (inception) to September 30, 2008 was approximately $378,000, $899,000 and $899,000, respectively.

The Company has not begun its trade or business for U.S. tax purposes. Accordingly, it could not yet recognize losses for start-up expenditures. As a result, a deferred tax asset of approximately $84,000 at September 30, 2008 was established for these start-up expenditures.

NOTE I — FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company implemented SFAS No. 157 (“SFAS 157”), Fair Value Measurement, for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and its non-financial liabilities.

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

At September 30, 2008, the Company’s Investment in Trust Account (see Note E) is measured at fair value using Level 1 inputs that are determined through market, observable and corroborated sources.

The carrying amounts reflected in the balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

NOTE J — NEW ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141R, “Business Combinations”. SFAS No. 141R replaces SFAS No. 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquiree and the goodwill acquired. SFAS No. 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. The adoption of SFAS No. 141 R will not have a material impact on the Company’s financial statements; however, it could impact future transactions entered into by the Company. The adoption of SFAS No. 141R will not have a material impact on the Company’s financial statements; however, it could impact future transactions entered into by the Company.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – An Amendment of ARB No. 51”. SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year. SFAS No. 160 applies prospectively as of the beginning of the fiscal year SFAS No. 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS No. 160 will not have a material impact on the Company’s financial statements; however, it could impact future transactions entered into by the Company.

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

Results of Operations and Known Trends or Future Events

For the three months ended September 30, 2008, for the nine months ended September 30, 2008 and for the period from October 12, 2007 (inception) to September 30, 2008, we had net income of $732,588, $1,744,281 and $1,744,187, respectively. Our income was all derived from interest and dividends on the net proceeds of the Offering. We incurred $135,183, $369,063 and $370,201 in formation and operating costs during the three months ended September 30, 2008, for the nine months ended September 30, 2008 and for the period from October 12, 2007 (inception) to September 30, 2008, respectively.

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

Liquidity and Capital Resources

As of September 30, 2008, we had cash of $350,311,097 of which $350,150,184 was held in the Trust Account. Until the Offering, as described above, our only source of liquidity was the proceeds from the initial private sale of our Founders’ Units and the promissory notes made by our Sponsors. As of September 30, 2008, we had repaid these promissory notes. Since the Offering, our only source of revenue has been from the interest and dividends earned on our cash accounts. As of September 30, 2008, we have withdrawn $1,510,000 of the interest and dividends earned on the funds held in our Trust Account of which $860,000 was for the payment of income taxes and $650,000 was released for working capital requirements. Pursuant to the terms of our trust agreement governing our Trust Account, we are entitled to use up to $4,000,000 of the earnings (subject to restrictions for monies needed to pay income tax liabilities) for working capital, provided, however, that the aggregate amount of all such distributions for working capital and income tax payments shall not exceed the total earnings. Therefore, up to $3,350,000 is still to be remitted, for working capital purposes, to our operating account which had a balance of $160,913 as of September 30, 2008. Consequently, there is $1,337,000 of interest earned which has not yet been distributed to our operating account but is available to be used for working capital (after reserving approximately $163,000 for tax liabilities) and we will be entitled to use another $3,350,000 of future earnings (subject to additional limitations for tax liabilities generated by our additional earnings). Our liabilities are all related to accrued expenses and costs associated with operating as a public company and searching for an acquisition target. We believe our working capital will continue to be sufficient to fund our operations until a target is acquired.

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

As of September 30, 2008, our efforts were limited to organizational activities, activities relating to the Offering and activities involving searching for an acquisition target; we had neither engaged in any income producing operations nor generated any revenues other than the interest earned on the proceeds of the Offering.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $348,650,000 of the net Offering proceeds (which includes $15.4 million of the proceeds attributable to the underwriters’ deferred discount from the Offering) has been placed in a Trust Account maintained by Mellon Bank, N.A., as account agent. As of September 30, 2008, the balance of the Trust Account was $350,150,184 which includes $3,010,184 of dividends earned since the inception of the Trust Account, net of allowable disbursements. The proceeds of the Offering held in trust have only been invested in U.S. “government securities” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 that only invest in such “government securities” having a maturity of 180 days or less. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. The seven-day simple annualized yield ending on September 30, 2008 was 0.87%. Assuming no other changes to our holdings as of September 30, 2008, a 50 basis point decrease in the underlying interest rate payable on our investment as of September 30, 2008 would result in a decrease of approximately $438,000 in the interest earned on our investment for the following 90-day period, and a corresponding decrease in our net increase in stockholders’ equity resulting from operations, if any, for that period. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

PART II. – OTHER INFORMATION

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

As of September 30, 2008, there have been no material changes to the risk factors disclosed in our prospectus dated February 26, 2008 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

For a description of the use of proceeds generated in the Offering, see Part I, Item 2 of this Form 10-Q.

No purchases have been made by or on behalf of us or any “affiliated purchaser” during the quarter ended September 30, 2008.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

(a) Exhibits:

3.1 –	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

3.2 –	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on January 23, 2008)

4.1 –	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

4.2 –	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on January 23, 2008)

4.3 –	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

4.4 –	Warrant Agreement, dated as of February 26, 2008, by and between the Company and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

4.5 –	Registration Rights Agreement, dated as of February 26, 2008, by and among the Company, Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.1 –	Letter Agreement, dated as of February 26, 2008, by and among the Company, Citigroup Global Markets, Inc., Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.2 –	Letter Agreement, dated as of February 26, 2008, by and among the Company, Citigroup Global Markets, Inc., and each officer and director (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.3 –	Trust Account Agreement, dated as of February 26, 2008, by and between the Company and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.4 –	Amended and Restated Sponsors’ Warrant Subscription Agreement, dated as of February 19, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

10.5 –	Amended and Restated Initial Unit Subscription Agreement, dated as of February 19, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.8 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

10.6 –	Letter Agreement, dated as of February 26, 2008, by and between the Company and Perella Weinberg Partners Group LP regarding administrative support (incorporated by reference to Exhibit 10.9 to Amendment No. 5 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 14, 2008)

10.7 –	Rule 10b5-1 Stock Purchase Plan, dated as of January 14, 2008, by and among the Company, Citigroup Global Markets Inc. and Perella Weinberg Partners Acquisition LP (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 6, 2008)

10.8 –	Rule 10b5-1 Stock Purchase Plan, dated as of January 14, 2008, by and among the Company, Citigroup Global Markets Inc. and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 6, 2008)

10.9 –	Right of First Review Agreement, dated as of February 26, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 5 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 14, 2008)

10.10 –	Amended and Restated Securities Purchase Agreement, dated as of February 19, 2008, by and among Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

10.11 –	Amended and Restated Securities Assignment Agreement, dated as of February 19, 2008, by and among Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.14 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

31.1 –	Section 302 Certification by Chief Executive Officer*

31.2 –	Section 302 Certification by Principal Financial Officer*

32.1 –	Section 906 Certification by Chief Executive Officer*

32.2 –	Section 906 Certification by Principal Financial Officer*

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BPW ACQUISITION CORP.

Dated: November 14, 2008	By:	/s/ MICHAEL E. MARTIN
Michael E. Martin
Chief Executive Officer and Chairman of the Board (Principal Executive Officer)

	By:	/s/ RICHARD J. JENSEN
Richard J. Jensen Senior Vice President and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on January 23, 2008)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on January 23, 2008)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

4.4	Warrant Agreement, dated as of February 26, 2008, by and between the Company and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

4.5	Registration Rights Agreement, dated as of February 26, 2008, by and among the Company, Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.1	Letter Agreement, dated as of February 26, 2008, by and among the Company, Citigroup Global Markets, Inc., Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.2	Letter Agreement, dated as of February 26, 2008, by and among the Company, Citigroup Global Markets, Inc., and each officer and director (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.3	Trust Account Agreement, dated as of February 26, 2008, by and between the Company and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.4	Amended and Restated Sponsors’ Warrant Subscription Agreement, dated as of February 19, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

10.5	Amended and Restated Initial Unit Subscription Agreement, dated as of February 19, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.8 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

10.6	Letter Agreement, dated as of February 26, 2008, by and between the Company and Perella Weinberg Partners Group LP regarding administrative support (incorporated by reference to Exhibit 10.9 to Amendment No. 5 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 14, 2008)

10.7	Rule 10b5-1 Stock Purchase Plan, dated as of January 14, 2008, by and among the Company, Citigroup Global Markets Inc. and Perella Weinberg Partners Acquisition LP (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 6, 2008)

10.8	Rule 10b5-1 Stock Purchase Plan, dated as of January 14, 2008, by and among the Company, Citigroup Global Markets Inc. and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 6, 2008)

10.9	Right of First Review Agreement, dated as of February 26, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 5 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 14, 2008)

10.10	Amended and Restated Securities Purchase Agreement, dated as of February 19, 2008, by and among Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

10.11	Amended and Restated Securities Assignment Agreement, dated as of February 19, 2008, by and among Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.14 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

31.1	Section 302 Certification by Chief Executive Officer*

31.2	Section 302 Certification by Principal Financial Officer*

32.1	Section 906 Certification by Chief Executive Officer*

32.2	Section 906 Certification by Principal Financial Officer*

*	Filed herewith