Form 10-K
period 2008-12-31
BPW Acquisition Corp.
filed 2009-03-30
CIK 1418255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-33979

BPW ACQUISITION CORP.

(Exact name of Registrant as specified in its charter)

Delaware	26-1259837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

750 Washington Boulevard

Stamford, Connecticut 06901

(Address, including zip code, of principal executive offices)

(203) 653-5800

(Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units consisting of one share of Common Stock and one Warrant	NYSE Amex
Common Stock included in Units, par value $0.0001 per share	NYSE Amex
Warrants included in Units, exercisable for Common Stock at an exercise price of $7.50 per share	NYSE Amex

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “small reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting common stock, par value $0.0001 per share, held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 30, 2008, as reported on the NYSE Amex (formerly known as the American Stock Exchange) was approximately $325,850,000.

The number of shares of the registrant’s common stock outstanding as of March 30, 2009 was 41,176,471.

DOCUMENTS INCORPORATED BY REFERENCE

None.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The statements contained in this Annual Report that are not purely historical are forward-looking statements. Our forward-looking statements include, but are not limited to, statements regarding our or our management’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipates,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predicts,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Annual Report may include, for example, statements about our:

•	ability to complete our initial business combination;

•	success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;

•

officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination, as a result of which they would then receive expense reimbursements;

•	potential ability to obtain additional financing to complete our initial business combination;

•	pool of prospective target businesses;

•	officers’ and directors’ ability to generate a number of potential investment opportunities;

•	potential change in control if we acquire one or more target businesses for stock;

•	public securities’ potential liquidity and trading;

•

listing or delisting of our securities from the NYSE Amex (formerly known as the American Stock Exchange) or the ability to have our securities listed on the NYSE Amex or any other securities exchange following a business combination;

•	use of proceeds not held in the trust account or available to us from interest income on the trust account balance;

•	financial performance following our initial public offering; or

•	regulatory and operational risks associated with acquiring a financial services or business services firm.

The forward-looking statements contained in this Annual Report are based on our current expectations and beliefs concerning future developments and their potential effects on us. There can be no assurance that future developments affecting us will be those that we have anticipated. These forward-looking statements involve a number of risks, uncertainties (some of which are beyond our control) or other assumptions that may cause actual results or performance to be materially different from those expressed or implied by these forward-looking statements. These risks and uncertainties include, but are not limited to, those factors described under the heading “Risk Factors”. Should one or more of these risks or uncertainties materialize, or should any of our assumptions prove incorrect, actual results may vary in material respects from those projected in these forward-looking statements. We undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events or otherwise, except as may be required under applicable securities laws.

PART I

References to “we,” “us” or “our company” refer to BPW Acquisition Corp., a Delaware corporation. References to our “management” or our “management team” refer to our officers and directors and references to our “sponsors” refer to Perella Weinberg Partners Acquisition LP, a Delaware limited partnership, and BNYH BPW Holdings LLC, a Delaware limited liability company. References to our “founders” refer to Roger W. Einiger, J. Richard Fredericks, Wolfgang Schoellkopf and our sponsors.

ITEM 1.	BUSINESS

Company Overview

We are a blank check company formed in Delaware on October 12, 2007. We were formed to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses, which we refer to throughout this Annual Report as our initial business combination. We will focus on a business combination or combinations in the financial services or business services industries, but we may effect a business combination with a business outside those industries. We intend to effect our initial business combination using cash from the proceeds of our initial public offering, our capital stock, debt or a combination of cash, stock and debt.

On March 3, 2008, we completed our initial public offering of 35,000,000 units with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.50 per share. The units from the initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $350 million. Simultaneously with the consummation of our initial public offering, we consummated the private sale of a total of 8,600,000 warrants to our sponsors at a price of $1.00 per warrant, generating gross proceeds of $8,600,000. After deducting the underwriting discounts and commissions and the initial public offering expenses, approximately $348,650,000 of the proceeds from the initial public offering and the private placement was deposited into a trust account maintained by Mellon Bank, N.A., as account agent. Such funds will not be released from the trust account to us until the earlier of completion of our initial business combination or our liquidation, although we may withdraw up to an aggregate of approximately $4.0 million of the interest income accumulated on the funds. After the payment of approximately $750,000 in expenses relating to the initial public offering plus the $9.1 million of underwriting discounts and commissions, $100,000 of the net proceeds of the public offering and private placement was not deposited into a trust account and retained by us for working capital purposes. Through December 31, 2008, we have generated approximately $3.4 million of interest earned on the net proceeds of our initial public offering held in the trust account, of which $860,000 was distributed to pay income taxes and $650,000 for working capital. Of the $650,000 distributed for working capital purposes, together with the $100,000 from the initial public offering not deposited in the trust account and $25,000 in initial founders’ equity, approximately $400,000 was used to pay offering costs and approximately $343,000 for operating and formation costs. The net proceeds deposited into the trust account remain on deposit in the trust account earning interest. As of December 31, 2008, there was $350,530,373 including interest earned and not distributed of $1,880,373 held in the trust account.

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate an initial business combination. We intend to utilize our cash, including the funds held in the trust account, capital stock, debt or a combination of the foregoing in effecting an initial business combination. An initial business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares, while avoiding what it may deem to be adverse consequences of undertaking a public offering itself. These include time delays, significant expense, loss of voting control and compliance with various Federal and state securities laws. In the alternative, we may seek to consummate an initial business combination with a company that may be financially unstable or in its early stages of development or growth.

Recent Developments

On March 6, 2009, Michael E. Martin resigned as our Chief Executive Officer and Gary S. Barancik was appointed as our new Chief Executive Officer. Mr. Martin will continue to serve as our Chairman of the Board. For more information on Mr. Barancik, please see “Directors and Executive Officers”.

Selection of a target business and structuring of our initial business combination

Subject to the requirements that a target business or businesses have a collective fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $15.4 million) at the time of the signing of a definitive agreement in connection with our initial business combination and that we acquire control of the target business or businesses, our management has virtually unrestricted flexibility in identifying and selecting one or more prospective target businesses. In the event we structure our initial business combination to acquire less than 100% of the equity interests of the target business, we will only consummate such initial business combination if we become the controlling stockholder of the target. The key factor that we will rely on in determining controlling stockholder status will be our acquisition of at least 50.1% of the voting equity interests of the target company. We will not consider any such equity transaction that does not meet such criteria.

If we issue securities in order to consummate an initial business combination, our stockholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our stockholders own a certain percentage of our company (or, depending on the structure of the initial business combination, an ultimate parent company that may be formed) after our business combination.

We have not established any other specific attributes or criteria (financial or otherwise) for prospective target businesses. In evaluating a prospective target business, our management may consider a variety of factors, including one or more of the following:

•	financial condition and results of operations;

•	growth potential;

•	brand recognition and potential;

•	experience and skill of management and availability of additional personnel;

•	capital requirements;

•	competitive position;

•	barriers to entry;

•	stage of development of the business and its products or services;

•	existing distribution and the potential for expansion;

•	degree of current or potential market acceptance of the products or services;

•	proprietary aspects of products and the extent of intellectual property or other protection for products or formulas;

•	impact of regulation on the business;

•	regulatory environment of the industry;

•	seasonal sales fluctuations and the ability to offset these fluctuations through other business combinations, introduction of new products, or product line extensions;

•	costs associated with effecting the business combination;

•	industry leadership, sustainability of market share and attractiveness of market sectors in which target business participates; and

•	macro competitive dynamics in the industry within which the company competes.

These factors are not intended to be exhaustive. Any evaluation relating to the merits of a particular initial business combination may be based, to the extent relevant, on the above factors as well as other considerations, factors and criteria our management deems relevant to our business objective. In evaluating a prospective target business, we expect to conduct an extensive due diligence review which will encompass, among other things, meetings with management and employees, legal and accounting due diligence, inspection of facilities, calls with vendors and customers, as well as a review of financial and other information which will be made available to us.

The time required to select and evaluate a target business and to structure and complete our initial business combination, and the costs associated with this process, are not currently ascertainable with any degree of certainty. Any costs incurred with respect to the identification and evaluation of a prospective target business with which our initial business combination is not ultimately completed will result in our incurring losses and will reduce the funds we can use to complete another business combination. We will not, nor will a target business, pay or award any finders’ or consulting fees to, nor will any be earned by, members of our management team, or any of their respective affiliates, for services rendered to or in connection with our initial business combination.

Fair market value of target business or businesses

Our initial business combination must occur with one or more target businesses that collectively have a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions of $15.4 million) at the time of the signing of a definitive agreement in connection with our initial business combination. If we acquire less than 100% of a target business in our initial business combination, the aggregate fair market value of the portion we acquire must equal at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of the signing of a definitive agreement in connection with our initial business combination. We may seek to consummate our initial business combination with an initial target business or businesses with a collective fair market value in excess of 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of the signing of a definitive agreement in connection with our initial business combination. This may be accomplished by identifying and effecting a business combination with a single business or by identifying and contemporaneously effecting a business combination with multiple operating businesses, which may or may not be related. In order to consummate our initial business combination, we may issue a significant amount of our debt or equity securities to the sellers of such business and/or seek to raise additional funds through a private offering of debt or equity securities. There are no limitations on our ability to incur debt or issue securities in order to consummate our initial business combination regardless of whether or not we acquire a target business or businesses having a collective fair market value substantially in excess of 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions). If we issue securities in order to consummate such an initial business combination, our stockholders could end up owning a minority of the combined company’s voting securities as there is no requirement that our stockholders own a certain percentage of our company (or, depending on the structure of the initial business combination, an ultimate parent company that may be formed) after our business combination. Since we have no specific business combination under consideration, we have not entered into any such arrangement to issue our debt or equity securities and have no current intention of doing so.

In contrast to many other companies with business plans similar to ours that must combine with one or more target businesses that have a fair market value equal to 80% or more of the acquirer’s net assets, we will not combine with a target business or businesses unless the fair market value of such entity or entities meets a minimum valuation threshold of 80% of the amount in the trust account (excluding deferred underwriting discounts and commissions of $15,400,000) at the time of the signing of a definitive agreement in connection with our initial business combination. We have used this criterion to provide investors and our management team with greater certainty as to the fair market value that a target business or businesses must have in order to qualify for our initial business combination with us. The determination of net assets requires an acquirer to have deducted all liabilities from total assets to arrive at the balance of net assets. Given the on-going nature of legal, accounting, stockholder meeting and other expenses that will be incurred immediately before and at the time of our initial business combination, the balance of an acquirer’s total liabilities may be difficult to ascertain at a particular point in time with a high degree of certainty. Accordingly, we have determined to use the valuation threshold of 80% of the amount in the trust account (excluding deferred underwriting discounts and commissions of $15,400,000) at the time of the signing of a definitive agreement in connection with our initial business combination for the fair market value of the target business or businesses with which we combine so that our management team will have greater certainty when selecting, and our investors will have greater certainty when voting to approve or disapprove a proposed combination with, a target business or businesses that will meet the minimum valuation criterion for our initial business combination.

The fair market value of a target business or businesses will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, the values of comparable businesses, earnings and cash flow and/or book value). If our board of directors is not able to independently determine that the target business has a sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of the Financial Industry Regulatory Authority (“FINRA”) with respect to the satisfaction of such criterion. We expect that any such opinion would be included in our proxy soliciting materials furnished to our stockholders in connection with our initial business combination, and that such independent investment banking firm will be a consenting expert. As the opinion will be addressed to our board of directors for their use in evaluating the transaction, we do not anticipate that our stockholders will be entitled to rely on such opinion. However, as the opinion will be attached to, and thoroughly described in, our proxy soliciting materials, we believe investors will be provided with sufficient information in order to allow them to properly analyze the transaction. Accordingly, whether the independent investment banking firm allows stockholders to rely on their opinion will not be a factor in determining which firm to hire.

We will not be required to obtain an opinion from an investment banking firm as to the fair market value of the business if our board of directors independently determines that the target business or businesses has sufficient fair market value to meet the threshold criterion. If the target business is affiliated with any of our founders, sponsors, officers or directors or their affiliates (including (i) an entity that is either a portfolio company of, or has otherwise received a material financial investment from, any private equity fund or investment company (or an affiliate thereof) that is affiliated with such individuals, (ii) an entity in which such individuals or their affiliates are currently passive investors, (iii) an entity in which such individuals or their affiliates are currently officers or directors, or (iv) an entity in which such individuals or their affiliates are currently invested through an investment vehicle controlled by them) or a registered broker-dealer, we will engage an investment bank that meets the requirements of a “qualified independent underwriter” under NASD rules to render a fairness opinion.

Opportunity for stockholder approval of our initial business combination

Prior to the completion of our initial business combination, we will submit the transaction to our stockholders for approval, regardless of the type of transaction it is, even if the nature of the business combination is such as would not ordinarily require stockholder approval under applicable state law. In connection with any such transaction, we will also submit to our stockholders for approval a proposal to amend our amended and restated certificate of incorporation to provide for our corporate life to continue perpetually following the consummation of such business combination. Any vote to extend our corporate life to continue perpetually following the consummation of our initial business combination will be taken only if the business combination is approved. We will proceed with our initial business combination only if (i) a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination, (ii) a majority of the outstanding shares of our common stock are voted in favor of an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence and (iii) public stockholders owning less than 35% of our shares of common stock sold in our initial public offering, on a cumulative basis, including the shares as to which conversion rights were exercised in connection with the stockholder vote, if any, required to approve an amendment to our amended and restated certificate of incorporation to provide for an extension of the time period within which we must complete our initial business combination and the stockholder vote required to approve our initial business combination, both vote against the business combination and/or extended period, as applicable, and exercise their conversion rights. If a majority of the shares of common stock voted by the public stockholders are not voted in favor of a proposed initial business combination, we may continue to seek other target businesses with which to effect our initial business combination that meet the criteria set forth in this Annual Report until February 26, 2010, which is 24 months after the effective date of the registration statement on Form S-1 filed in connection with our initial public offering (or until up to August 26, 2010 (30 months after the effective date of such registration statement) if extended pursuant to a stockholder vote).

In connection with seeking the approval of our stockholders for any business combination, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Securities Exchange Act of 1934, as amended (the “Exchange Act”), which, among other things, will include a description of the operations of target candidates and audited historical financial statements of the target candidates.

Our founders have agreed to vote their founders’ common stock underlying their founders’ units (i) in the same manner as the majority of the votes cast by our public stockholders at a duly held stockholders meeting (a) in connection with the vote required to approve our initial business combination and (b) in connection with the vote required to approve an amendment to our amended and restated certificate of incorporation to provide for an extension of our corporate existence to up to 30 months from February 26, 2008, the effective date of the registration statement on Form S-1 filed in connection with our initial public offering, in the event we have entered into a definitive agreement for, but have not yet consummated, our initial business combination, and (ii) in favor of an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence in connection with a vote to approve our initial business combination. In addition, our founders, officers and directors have agreed that they will vote any shares of our common stock they purchase in the open market, including those shares purchased pursuant to the limit orders described in this Annual Report, in favor of our initial business combination, in favor of an extension of our corporate existence until up to August 26, 2010 and in favor of an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence in connection with a vote to approve our initial business combination. Thus any additional purchases of our common stock by our founders, officers or directors would likely allow them to exert additional influence over the approval of our initial business combination.

Extension of time to complete a business combination to up to August 26, 2010

We have until February 26, 2010 to effect our initial business combination. However, unlike other blank check companies, if we have entered into a definitive agreement by February 26, 2010, we may, prior to February 26, 2010, call a meeting of our stockholders for the purpose of soliciting their approval of an amendment to our amended and restated certificate of incorporation to provide for an extension of the date before which we must complete our business combination by up to an additional six months. If the extended date is approved by holders of a majority of the outstanding shares of our common stock at a duly held stockholders meeting, we would have until up to August 26, 2010 to complete a business combination. In connection with seeking stockholder approval for the extended period, we will furnish our stockholders with proxy solicitation materials prepared in accordance with the Exchange Act.

If a majority of the outstanding shares of common stock at a duly held stockholders meeting vote against the proposed extension, or if holders of 35% or more of the outstanding shares of our common stock both vote against the proposed extension and elect to convert their shares into a pro rata share of the trust account, we will not extend the date before which we must complete our business combination beyond February 26, 2010. In such event, if we cannot complete the initial business combination within such 24 month period, we will be required to liquidate, with the amount remaining in the trust account returned to all public stockholders (including our founders to the extent they have purchased shares in the open market). Subject to the foregoing, approval of any extension will require the affirmative vote of the majority of the outstanding shares of common stock cast at the special or annual meeting called for the purpose of approving such extension. In connection with the vote required for any proposed extension, our founders have agreed to vote all shares of their founders’ common stock in accordance with the vote of the majority of the votes cast by our public stockholders at the special or annual meeting called for such purpose (and therefore they will have no conversion rights with respect to such shares).

Conversion rights for public stockholders voting to reject our initial business combination or an extension of the time period within which we must complete our initial business combination

Public stockholders who exercised their conversion rights and voted against our initial business combination or an amendment to our amended and restated certificate of incorporation to provide for an extension of the time period within which we must complete our initial business combination will be entitled to cause us to convert their common stock for a pro rata share of the aggregate amount then in the trust account, before payment of deferred underwriting discounts and commissions and including interest earned on their pro rata share of the trust account, net of income taxes payable on such interest and net of up to an aggregate of $4.0 million of the interest income, net of taxes, on the trust account balance previously released to us to fund our working capital and general corporate requirements, provided that a public stockholder, together with any affiliate or any other person with whom such public stockholder is acting in concert or as a partnership, syndicate or other group for the purposes of acquiring, holding or disposing of our securities, will be restricted from seeking conversion rights with respect to more than 10% of the shares sold in our initial public offering, on a cumulative basis, including any exercise of conversion rights in connection with either the stockholder vote, if any, required to approve an amendment to our amended and restated certificate of incorporation to provide for an extension of the time period within which we must complete our initial business combination or the stockholder vote required to approve our initial business combination. Shares converted in connection with the vote on an extension of the time period within which we must complete our initial business combination and in connection with the vote on the business combination will be aggregated for purposes of this 10% limit. Such a public stockholder would still be entitled to vote against a proposed business combination or an extension of the time period within which we must complete our initial business combination with respect to all shares owned by him or his affiliates. Public stockholders voting against the business combination or the extension period will only have the right to cause us to convert their shares if our initial business combination or the extension period is approved and, in the case of the initial business combination, completed. Public stockholders who cause us to convert their common stock for a pro rata share of the trust account will be paid their conversion price as promptly as practicable upon consummation of a business combination or approval of the extension period, as the case may be, and will continue to have the right to exercise any warrants they own.

The actual per-share conversion price in each case will be equal to the aggregate amount then on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including interest income on the trust account, net of taxes previously paid and net of any amounts previously released to us (calculated as of two business days prior to the consummation of the proposed business combination or approval of the extension period), divided by the number of shares sold in our initial public offering (less, in the case of a conversion in connection with the stockholder vote required to approve our initial business combination, the number of shares of common stock converted in connection with any prior extension of the time period within which we must complete our initial business combination). The initial per-unit conversion price in both cases would be approximately $9.96, or $0.04 less than the per-unit offering price of $10.00 (assuming that the entire purchase price of the units was allocated to the common stock). The proceeds held in the trust account may be subject to claims which would take priority over the claims of our public stockholders and, as a result, the per-unit liquidation price could be less than $9.96 due to claims of such creditors.

An eligible public stockholder may request conversion at any time after the mailing to our public stockholders of the proxy statement and prior to the vote taken with respect to a proposed business combination or an extension period, but the request will not be granted unless the public stockholder votes against our initial business combination or the extension period and our initial business combination or the extension period is approved and, in the case of the initial business combination, consummated. If a public stockholder votes against our initial business combination or the extension period but fails to properly exercise its conversion rights, such public stockholder will not have its shares of common stock converted to its pro rata share of the trust account.

Any request for conversion, once made, may be withdrawn at any time up to the date of the meeting. Furthermore, if a public stockholder delivers its certificate for conversion and subsequently decides prior to the meeting not to elect conversion, it may simply request that the transfer agent return the certificate (physically or electronically). Public stockholders who cause us to convert their common stock for a pro rata share of the trust account will be paid their conversion price as promptly as practicable upon consummation of a business combination or the approval of the extension period and will have the right to exercise any warrants they own when the warrants are exercisable. Public stockholders who both vote against the extended period and exercise their conversion rights may vote on the initial business combination to the extent such stockholders continue to own shares of our common stock or acquire shares in the open market after our initial public offering. We will not complete our proposed initial business combination or approve the extension period if public stockholders owning 35% or more of the shares sold in our initial public offering, on a cumulative basis, both vote against our initial business combination and/or extension period, as applicable, and exercise their conversion rights. We intend to structure and consummate any potential business combination in a manner such that an aggregate of 35% (minus one share) of the common stock purchased by the public stockholders in our initial public offering, on a cumulative basis, could cause us to convert the public stockholders’ common stock for their pro rata share of the aggregate amount then on deposit in the trust account, and the business combination or the extension period could still be consummated.

We may require public stockholders to tender their certificates to our transfer agent prior to the special or annual meeting or to deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System. We will notify investors on a Current Report on Form 8-K and in our proxy statement related to the initial business combination if we impose this requirement. Accordingly, a stockholder would have from the time we send out our proxy statement through the vote on the business combination or the extension period to tender his shares if he wishes to seek to exercise his conversion rights. This time period varies depending on the specific facts of each transaction. However, as the delivery process can be accomplished by the stockholder, whether or not he is a record holder or his shares are held in “street name,” in a matter of hours by contacting the transfer agent or his broker and requesting delivery of his shares through the DWAC System, we believe this time period is sufficient for an average investor. However, because we do not have control over this process, it may take significantly longer than we anticipated. Accordingly, we will only require stockholders to deliver their certificate prior to the vote if, in accordance with the proxy notification recommendations of the NYSE Amex, the stockholders receive the proxy solicitation materials at least 20 days prior to the meeting date. Traditionally, in order to perfect conversion rights in connection with a blank check company’s business combination, a holder could simply vote against a proposed business combination and check a box on the proxy card indicating such holder was seeking to convert. After the business combination was approved, the company would contact such public stockholder to arrange for him to deliver his certificate to verify ownership. As a result, the public stockholder then had an “option window” after the consummation of the business combination during which he could monitor the price of the stock in the market. If the price rose above the conversion price, he could sell his shares in the open market before actually delivering his shares to the company for cancellation. Thus, the conversion right, to which public stockholders were aware they needed to commit before the stockholder meeting, would become a “put” right surviving past the consummation of the business combination until the converting holder delivered his certificate. The requirement for physical or electronic delivery prior to the meeting ensures that a converting holder’s election to convert is irrevocable once the business combination or the extension period is approved.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $50 and it would be up to the broker whether or not to pass this cost on to the converting holder. Accordingly, if a stockholder holds only a few shares of common stock, this fee may make seeking conversion less beneficial to such stockholder than selling his shares in the open market depending on the then current trading price of our common stock. The fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights to tender their shares prior to the meeting – the need to deliver shares is a requirement of conversion regardless of the timing of when such delivery must be effectuated. However, if a proposed business combination or an extension period is ultimately rejected and we are unable to complete a business combination within the required time period, such fee would have been incurred unnecessarily.

If our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public stockholders may exercise their conversion rights, on a cumulative basis, we may either need to reserve part of the trust account for possible payment upon such conversion, or we may need to arrange third party financing to help fund our initial business combination in case a larger percentage of public stockholders exercise their conversion rights than we expect. Therefore, we may not be able to consummate a business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having to adjust the ratio of cash to stock used as consideration, or we may need to arrange for third party financing, if available.

The initial per share conversion price is approximately $9.96 per share, without taking into account any interest earned on such funds. Since this amount is less than the $10.00 per unit price in our initial public offering and may be lower than the market price of the common stock on the date of conversion, there may be a disincentive on the part of public stockholders to exercise their conversion rights.

If a vote on an initial business combination is held and the business combination is not approved, we may continue to try to consummate an initial business combination with a different target until February 26, 2010 (or until up to August 26, 2010 if extended pursuant to a stockholder vote).

Liquidation if no business combination

If we do not consummate our initial business combination by February 26, 2010 (or up to August 26, 2010 if extended pursuant to a stockholder vote), our corporate existence will automatically cease except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law, in which case we will as promptly as practicable thereafter adopt a plan of distribution in accordance with Section 281(b) of the Delaware General Corporation Law. Section 278 provides that our existence will continue for at least three years after its expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized.

Our existence will continue automatically even beyond the three-year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three-year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed. Section 281(b) will require us to pay or make reasonable provision for all then-existing claims and obligations, including all contingent, conditional, or unmatured contractual claims known to us, and to make such provision as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to us or that have not arisen but that, based on facts known to us at the time, are likely to arise or to become known to us within ten years after the date of dissolution. Payment or reasonable provision for payment of claims will be made in the discretion of the board of directors based on the nature of the claims and other factors deemed relevant by the board of directors. Claims may be satisfied by direct negotiation and payment, purchase of insurance to cover the claims, setting aside money as a reserve for future claims, or otherwise as determined by the board of directors in its discretion. Under Section 281(b), the plan of distribution must provide for all of such claims to be paid in full or make provision for payments to be made in full, as applicable, if there are sufficient assets. If there are insufficient assets to provide for all such claims, the plan must provide that such claims and obligations be paid or provided for according to their priority and, among claims of equal priority, ratably to the extent of legally available assets. These claims must be paid or provided for before we make any distribution of our remaining assets to our stockholders. We cannot assure you those funds will be sufficient to pay or provide for all creditors’ claims. Although we will seek to execute agreements with all vendors and service providers that we engage and prospective target businesses with which we negotiate, in which they will waive any right, title, interest or claim of any kind they may have in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. There is no guarantee that, even if such third parties entered into such waiver agreements with us, they would not challenge the enforceability of these waivers and bring claims against the trust account. In addition, there is no guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. A court could also conclude that such agreements are not legally enforceable. As a result, if we liquidate, the per-share distribution from the trust account could be less than $9.96 due to claims or potential claims of creditors. We will distribute to all of our public stockholders, in proportion to their respective equity interests, an aggregate sum equal to the amount then on deposit in the trust account, including the deferred underwriting discounts and commissions and interest earned on the trust account, net of taxes previously paid or payable thereon and net of amounts previously released to us, plus any remaining net assets (subject to our obligations under Delaware law to provide for claims of creditors as described below).

Our sponsors’ affiliates, Brooklyn NY Holdings LLC and Perella Weinberg Partners Group LP, and our sponsors have agreed that they will be jointly and severally liable to ensure that the claims of prospective target businesses, vendors for services rendered or products sold to us, or of third parties including lenders, with whom we entered into contractual relationships following the consummation of our initial public offering will not reduce the proceeds in the trust account available for payment to public stockholders or require the return or disgorgement of payments made from the trust account to public stockholders, but only if such prospective target business, vendor or third party does not execute a valid and enforceable waiver. Accordingly, if a claim brought by a prospective target business, vendor or third party did not exceed the amount of funds available to us outside of the trust account or available to be released to us from interest earned on the trust account balance, Brooklyn NY Holdings LLC, Perella Weinberg Partners Group LP and our sponsors would not have any obligation to indemnify such claims as they would be paid from such available funds. Even if a claim exceeded such amounts, there will be no liability (1) as to claimed amounts owed to such a prospective target business, vendor or third party who executed a valid and enforceable waiver or (2) as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Based upon representations from Brooklyn NY Holdings LLC, Perella Weinberg Partners Group LP and our sponsors that they are accredited investors (as such term is defined in Regulation D under the Securities Act) and that they have sufficient funds available to them to satisfy their indemnification obligations, we believe they will be able to satisfy any indemnification obligations that may arise given the limited nature of the obligations. We will enforce our rights under the indemnification arrangements against them. However, we cannot assure you that Brooklyn NY Holdings LLC, Perella Weinberg Partners Group LP and our sponsors will be able to satisfy their obligations to us under these indemnification arrangements.

We will promptly notify the account agent to begin liquidating the trust’s assets and anticipate it will take no more than ten business days to effectuate such distribution. The underwriters have agreed to waive their rights to their deferred underwriting discounts and commissions held in the trust account in the event we do not consummate our initial business combination within the required time period, and in such event such amounts will be included within the funds held in the trust account that will be available for distribution to the public stockholders.

Our founders have waived their rights to participate in any liquidation distribution with respect to their founders’ common stock. There will be no distribution from the trust account with respect to our warrants, which will expire worthless. We will pay the costs of liquidation from our remaining assets outside of the trust account. If such funds are insufficient, our sponsors have agreed to advance us the funds necessary to complete such liquidation (currently anticipated to be no more than approximately $15,000) and have agreed not to seek repayment of such expenses.

If we are unable to consummate an initial business combination and we have expended all of the net proceeds of our initial public offering and the private placements described herein, other than the proceeds which were deposited in the trust account, we expect that the initial per-share liquidation price (without taking into account any interest earned on the trust account) will be approximately $9.96, or $0.04 less than the per-unit offering price of $10.00. The proceeds deposited in the trust account could, however, become subject to claims of our creditors that are in preference to the claims of our stockholders. In addition, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us that is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. Therefore, we cannot assure you that the actual per-share liquidation price will not be less than approximately $9.96.

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, we do not intend to comply with those procedures since, as stated above, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after February 26, 2010 (or up to August 26, 2010 if extended pursuant to a stockholder vote) in the event our initial business combination has not been consummated. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, including all contingent, conditional, or unmatured contractual claims known to us, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent ten years. Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent ten years prior to our distributing the funds in the trust account to our public stockholders. As a result, if we liquidate, the per-share distribution from the trust account could be less than $9.96 due to claims or potential claims of creditors. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from third parties, including lenders, with whom we entered into contractual relationships following the consummation of our initial public offering, vendors and service providers that we engage after the consummation of our initial public offering (such as accountants, lawyers, investment bankers, etc.) and potential target businesses and, as discussed above, we will seek to have all such third parties, vendors and service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the expiration of our corporate existence and our liquidation or if they seek to convert their respective shares into cash upon our initial business combination or an extension of the time period within which we must complete an initial business combination as described in this Annual Report, which the stockholder voted against and which is approved and, in the case of the initial business combination, consummated. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

Competition

In identifying, evaluating and selecting a target business for an initial business combination, we may encounter intense competition from other entities having a business objective similar to ours, including other blank check companies, private equity groups and leveraged buyout funds, and operating businesses seeking strategic acquisitions. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Moreover, many of these competitors possess greater financial, technical, human and other resources than us. Our ability to acquire larger target businesses will be limited by our available financial resources. This inherent limitation gives others an advantage in pursuing the acquisition of a target business. Furthermore:

•	our obligation to seek stockholder approval of an initial business combination or obtain necessary financial information may delay the completion of a transaction;

•

our obligation to convert into cash up to 35% (minus one share) of our outstanding shares of common stock sold in our initial public offering, on a cumulative basis, including the shares as to which conversion rights were exercised in connection with the stockholder vote, if any, required to approve an amendment to our amended and restated certificate of incorporation to provide for an extension of the time period within which we must complete our initial business combination and the stockholder vote required to approve the initial business combination held by our public stockholders who both vote against the extension period or the business combination and exercise their conversion rights may reduce the resources available to us for our initial business combination;

•	our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses; and

•

the requirement to effect a business combination with an operating business that has a fair market value equal to at least 80% of the balance of the trust account (excluding deferred underwriting discounts and commissions of $15,400,000) at the time of the signing of a definitive agreement in connection with our initial business combination could require us to acquire the assets of several operating businesses at the same time, all of which sales would be contingent on the closings of the other sales, which could make it more difficult to consummate an initial business combination.

Any of these factors may place us at a competitive disadvantage in successfully negotiating our initial business combination.

Employees

We currently have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote only as much of time as they deem necessary to our affairs. The amount of time they will devote in any time period will vary based on whether a target business has been selected for our initial business combination and the stage of the business combination process the company is in. Accordingly, once management locates a suitable target business, they will spend more time investigating such target business and negotiating and processing the business combination (and consequently spend more time on our affairs) than they would prior to locating a suitable target business. We presently expect each of our executive officers to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full-time employees prior to the consummation of our initial business combination.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the Securities and Exchange Commission (the “SEC”) on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

ITEM 1A.	RISK FACTORS

In addition to the other information included in this Annual Report, the following risk factors should be considered in evaluating our business and future prospects. The risk factors described below are not necessarily exhaustive and you are encouraged to perform your own investigation with respect to our company and our business. You should also read the other information included in this Annual Report, including our financial statements and the related notes.

Risks Related to Our Business

We are a recently formed development stage company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

We are a recently formed development stage company with no operating results. Because we lack an operating history, you have no basis upon which to evaluate our ability to achieve our business objective of completing our initial business combination with one or more target businesses. We have no plans, arrangements or understandings with any prospective target business concerning an initial business combination and may be unable to complete our initial business combination. If we expend all of the $100,000 in proceeds from our initial public offering not held in trust and interest income earned of up to $4.0 million, subject to adjustment, on the balance of the trust account that may be released to us to fund our working capital requirements in seeking our initial business combination, but fail to complete such a combination, we will never generate any operating revenues.

We may not be able to consummate a business combination within the required timeframe, in which case, we would liquidate our assets.

Pursuant to our amended and restated certificate of incorporation, we will have until February 26, 2010 (or until up to August 26, 2010 if extended pursuant to a stockholder vote) in which to consummate our initial business combination. If we fail to consummate our initial business combination within the required time frame, our corporate existence will automatically cease, in accordance with our amended and restated certificate of incorporation, except for the purposes of winding up our affairs and liquidating. The foregoing requirements are set forth in Article IX of our amended and restated certificate of incorporation and may not be eliminated without the vote of at least 90% of the voting power of our outstanding common stock or except with respect to an amendment to our amended and restated certificate of incorporation to provide for an extension of the time period within which we must complete our initial business combination, which requires approval of the majority of the outstanding shares of common stock, or except in connection with, and upon consummation of, our initial business combination. We may not be able to find suitable target businesses within the required time frame. In addition, our negotiating position and our ability to conduct adequate due diligence on any potential target may be reduced as we approach the deadline for the consummation of our initial business combination.

If we are forced to liquidate before our initial business combination and must distribute the amount held in the trust account, our public stockholders would likely receive less than $10.00 per share and our warrants will expire worthless.

If we are unable to complete our initial business combination by February 26, 2010 (or up to August 26, 2010 if extended pursuant to a stockholder vote) and are forced to liquidate our assets, the per-share liquidation distribution would likely be less than $10.00 because of the expenses of our initial public offering, our general and administrative expenses and the anticipated costs of seeking our initial business combination. Furthermore, there will be no distribution with respect to our outstanding warrants which will expire worthless if we liquidate before the completion of our initial business combination.

We have at least 24 months from the closing of the initial public offering, and may have up to 30 months from the closing of our initial public offering, to complete an initial business combination. As a result, your funds may be held in the trust account for up to two and a half years if we fail to complete an initial business combination.

We have until February 26, 2010 to complete an initial business combination before we will be required to liquidate and return the funds in the trust account to our public stockholders. If we have entered into a definitive agreement by such date, we may seek to extend the date before which we must complete our initial business combination, to avoid being required to liquidate, beyond February 26, 2010 to up to August 26, 2010 by calling a special or annual meeting of our stockholders for the purpose of soliciting their approval for an amendment to our amended and restated certificate of incorporation to provide for such extension period. If the proposal for the extension to up to August 26, 2010 is approved by our stockholders as described in this Annual Report, we will have up to an additional six months beyond the 24-month period within which to complete our initial business combination. As a result we will be able to hold your funds in the trust account for at least until February 26, 2010, and may be able to hold them until up to August 26, 2010 before returning any of your funds from the trust account on liquidation.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete an initial business combination with a target business that has not been identified, we may be deemed to be a “blank check” company under the United States securities laws. However, since our securities are listed on the NYSE Amex, a national securities exchange, and we have net tangible assets in excess of $6.75 million upon the consummation of our initial public offering and will file a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we are not subject to Rule 419, our units will be immediately tradable, we will be entitled to withdraw a certain amount of interest earned on the funds held in the trust account prior to the completion of our initial business combination and we have a longer period of time to complete our initial business combination than we would if we were subject to such rule.

Because there are numerous companies with a business plan similar to ours seeking to effectuate business combinations, it may be more difficult for us to do so.

There are a number of other blank check companies seeking initial business combinations. While some of those companies must complete an initial business combination in specific industries, a number of them may consummate an initial business combination in any industry they choose. Therefore, we are subject to competition from these and other companies seeking to consummate a business plan similar to ours. Because of this competition, we cannot assure you that we will be able to effectuate our initial business combination within the required time period.

Because of our limited resources and structure, we may not be able to consummate an attractive business combination.

We expect to encounter intense competition from entities other than blank check companies having business objectives similar to ours, including venture capital funds, leveraged buyout funds and operating businesses competing for acquisitions. Many of these entities are well-established and have extensive experience in identifying and effecting business combinations directly or through their affiliates. Many of these competitors possess greater technical, human and other resources than we do and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses will be limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of certain target businesses. Furthermore, the obligation that we have to seek stockholder approval of our initial business combination may delay the consummation of a transaction. Additionally, our outstanding warrants, and the future dilution they potentially represent, may not be viewed favorably by certain target businesses. Any of these obligations may place us at a competitive disadvantage in successfully negotiating our initial business combination. If we are unable to consummate our initial business combination with a target business within the prescribed time periods, we will be forced to liquidate.

If the net proceeds of our initial public offering not being held in the trust account are insufficient to allow us to operate until August 26, 2010, we may be unable to complete our initial business combination.

We believe that the funds available to us outside of the trust account, plus the interest earned on the funds held in the trust account that may be available to us, will be sufficient to allow us to operate until August 26, 2010, assuming that our initial business combination is not consummated during that time. However, we cannot assure you that our estimates will be accurate. We could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent designed to keep target businesses from “shopping” around for transactions with other companies on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit the funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

We have at least six months longer than most other blank check companies to effect an initial business combination and therefore the net proceeds of our initial public offering being held in the trust account may remain in the trust account for a longer period of time than other blank check or special purpose acquisition company offerings before they are released to you.

The period of time we have to complete an initial business combination is longer than blank check companies subject to Rule 419, which have 18 months to complete an initial business combination, or other special purpose acquisition companies, which typically have 18 or 24 months to complete an initial business combination. As a result, if we do not complete an initial business combination, the net proceeds of our initial public offering being held in the trust account will remain in trust for a longer period of time than blank check subject to Rule 419 or other special purpose acquisition company offerings before they are released to you.

Public stockholders, together with any affiliates of theirs or any other person with whom they are acting in concert or as a partnership, syndicate or other group, will be restricted from seeking conversion rights with respect to more than 10% of the shares sold in our initial public offering.

When we seek stockholder approval of any initial business combination or the extension of the time period within which we must consummate an initial business combination, we will offer each public stockholder the right to have its shares of common stock converted to cash if the public stockholder votes against the business combination or the extension period and the business combination or the extension period is approved and, in the case of the initial business combination, completed. Notwithstanding the foregoing, a public stockholder, together with any affiliate or any other person with whom such public stockholder is acting in concert or as a partnership, syndicate or other group for the purposes of acquiring, holding or disposing of our securities, will be restricted from seeking conversion rights with respect to more than 10% of the shares sold in our initial public offering, on a cumulative basis, which includes any exercise of conversion rights in connection with either the stockholder vote, if any, required to approve an amendment to our amended and restated certificate of incorporation to provide for an extension of the time period within which we must complete our initial business combination or the stockholder vote required to approve our initial business combination. Shares converted in connection with the vote on an extension of the time period within which we must complete our initial business combination and in connection with the vote on the business combination will be aggregated for purposes of this 10% limit. Accordingly, if you purchase more than 10% of the shares sold in our initial public offering, vote all of your shares against a proposed business combination or an extension period and request conversion rights and such proposed business combination or extension period is approved, you will not be able to seek conversion rights with respect to the full amount of your shares and may be forced to hold such additional shares or sell them in the open market. We cannot assure you that the value of such additional shares will appreciate over time following an initial business combination or that the market price of the common stock will exceed the per-share conversion price.

We may require public stockholders who wish to convert their shares in connection with a proposed business combination to comply with specific requirements for conversion that may make it more difficult for them to exercise their conversion rights prior to the deadline for exercising their rights.

We may require public stockholders who wish to convert their shares to either tender their certificates to our transfer agent or to deliver their shares to the transfer agent electronically using the DTC’s DWAC (Deposit/Withdrawal At Custodian) System. In order to obtain a physical stock certificate, a stockholder’s broker and/or clearing broker, DTC and our transfer agent will need to act to facilitate this request. It is our understanding that stockholders should generally allot at least two weeks to obtain physical certificates from the transfer agent. However, because we do not have any control over this process or over the brokers or DTC, it may take significantly longer than two weeks to obtain a physical share certificate. If it takes longer than anticipated to obtain a physical certificate, public stockholders who wish to exercise their conversion rights may be unable to obtain physical certificates by the deadline for exercising their conversion rights and thus will be unable to have their shares converted.

If we do not conduct an adequate due diligence investigation of a target business with which we combine, we may be required to subsequently take write-downs or write-offs, restructuring, and impairment or other charges that could have a significant negative effect on our financial condition, results of operations and our stock price, which could cause you to lose some or all of your investment.

We must conduct a due diligence investigation of the target businesses we intend to acquire. Intensive due diligence is time consuming and expensive due to the operations, accounting, finance and legal professionals who must be involved in the due diligence process. Even if we conduct extensive due diligence on a target business with which we combine, we cannot assure you that this diligence will reveal all material issues that may affect a particular target business, or that factors outside the control of the target business and outside of our control will not later arise. If our diligence fails to identify issues specific to a target business, industry or the environment in which the target business operates, we may be forced to later write-down or write-off assets, restructure our operations, or incur impairment or other charges that could result in our reporting losses. Even though these charges may be non-cash items and not have an immediate impact on our liquidity, the fact that we report charges of this nature could contribute to negative market perceptions about us or our common stock. In addition, charges of this nature may cause us to violate net worth or other covenants to which we may be subject as a result of assuming pre-existing debt held by a target business or by virtue of our obtaining post-combination debt financing.

A decline in interest rates could limit the amount available to fund our search for a target business or businesses and complete our initial business combination since we will depend on interest earned on the trust account to fund our search, to pay our tax obligations and to complete our initial business combination.

We depend on sufficient interest being earned on the proceeds held in the trust account to provide us with additional working capital which we will need to identify one or more target businesses and to complete our initial business combination, as well as to pay any tax obligations that we may owe. While we are entitled to have released to us for such purposes certain interest earned on the funds in the trust account, a substantial decline in interest rates may result in our having insufficient funds available with which to structure, negotiate or close an initial business combination. In such event, we would need to borrow funds from our sponsors to operate or may be forced to liquidate. Our sponsors are under no obligation to advance funds in such circumstances.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders may be less than approximately $9.96 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to execute agreements with all vendors and service providers we engage, and prospective target businesses we negotiate with, in which they will waive any right, title, interest or claim of any kind they may have in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Furthermore, there is no guarantee that, even if such third parties entered into such agreements with us, they will not challenge the enforceability of these waivers and bring claims against the trust account. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. There is also no guarantee that a court would uphold the validity of such agreements. Further, we could be subject to claims from parties not in contract with us who have not executed a waiver, such as a third party claiming tortious interference as a result of our initial business combination. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders and, as a result, the per-share liquidation price could be less than $9.96 due to claims of such creditors. Brooklyn NY Holdings LLC, Perella Weinberg Partners Group LP and our sponsors have agreed that they will be jointly and severally liable to ensure that the claims of prospective target businesses, vendors for services rendered or products sold to us, or of third parties, including lenders, with whom we entered into contractual relationships following the consummation of our initial public offering, will not reduce the proceeds in the trust account available for payment to public stockholders or require the return or disgorgement of payments made from the trust account to public stockholders, but only if such prospective target business, vendor or third party does not execute a valid and enforceable waiver. Accordingly, if a claim brought by a prospective target business, vendor or third party did not exceed the amount of funds available to us outside of the trust account or available to be released to us from interest earned on the trust account balance, Brooklyn NY Holdings LLC, Perella Weinberg Partners Group LP and our sponsors would not have any obligation to indemnify such claims as they would be paid from such available funds. Even if a claim exceeded such amounts, there will be no liability (1) as to claimed amounts owed to such a prospective target business, vendor or third party who executed a valid and enforceable waiver or (2) as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Based upon representations from Brooklyn NY Holdings LLC, Perella Weinberg Partners Group LP and our sponsors as to their accredited investor status (as such term is defined in Regulation D under the Securities Act) and that they have sufficient funds available to them to satisfy their indemnification obligations, we believe they will be able to satisfy any indemnification obligations that may arise given the limited nature of the obligations. We will enforce our rights under the indemnification arrangements against them. However, in the event Brooklyn NY Holdings LLC, Perella Weinberg Partners Group LP and our sponsors have liability to us under these indemnification arrangements, we cannot assure you that they will be able to satisfy their obligations.

Additionally, if we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, the proceeds held in the trust account could be subject to applicable bankruptcy law, and may be included in our bankruptcy estate and subject to the claims of third parties with priority over the claims of our stockholders. To the extent any bankruptcy claims deplete the trust account, we cannot assure you we will be able to return to our public stockholders at least $9.96 per share.

Our stockholders may be held liable for claims by third parties against us to the extent of distributions received by them.

If we are unable to consummate our initial business combination by February 26, 2010 (or up to August 26, 2010 if extended pursuant to a stockholder vote), our corporate existence will automatically cease except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law, in which case we will as promptly as practicable thereafter adopt a plan of distribution in accordance with Section 281(b) of the Delaware General Corporation Law. Section 278 provides that our existence will continue for at least three years after its expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized. Our existence will continue automatically even beyond the three-year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three-year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed. Section 281(b) will require us to pay or make reasonable provision for all then-existing claims and obligations, including all contingent, conditional, or unmatured contractual claims known to us, and to make such provision as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to us or that have not arisen but that, based on facts known to us at the time, are likely to arise or to become known to us within ten years after the date of dissolution. Payment or reasonable provision for payment of claims will be made in the discretion of the board of directors based on the nature of the claim and other factors deemed relevant by the board of directors. Claims may be satisfied by direct negotiation and payment, purchase of insurance to cover the claims, setting aside money as a reserve for future claims, or otherwise as determined by the board of directors in its discretion. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent ten years prior to distributing the funds held in the trust account to stockholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from third parties, including lenders, with whom we entered into contractual relationships following the consummation of our initial public offering, vendors and service providers that we engage after the consummation of our initial public offering (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. We will seek to have all such third parties, vendors and service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. Accordingly, we believe the claims that could be made against us should be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. However, we cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after our liquidation in the event our initial business combination has not been consummated by February 26, 2010 (or up to August 26, 2010 if extended pursuant to a stockholder vote), this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached its fiduciary duties to our creditors and/or having acted in bad faith, and thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

An effective registration statement may not be in place when an investor desires to exercise warrants, thus precluding such investor from being able to exercise its warrants and causing such warrants to expire worthless.

No warrants held by public stockholders will be exercisable, and we will not be obligated to issue shares of common stock unless, at the time a holder seeks to exercise a warrant, we have a registration statement under the Securities Act in effect covering the shares of common stock issuable upon the exercise of the warrants and a current prospectus relating to the shares of common stock. Under the terms of the warrant agreement, we have agreed to use our best efforts to have a registration statement in effect covering the shares of common stock issuable upon exercise of the warrants as of the date the warrants become exercisable and to maintain a current prospectus relating to the shares of common stock issuable upon exercise of the warrants until the expiration of the warrants. However, we cannot assure you that we will be able to do so. We will not be required to net cash settle the warrants if we do not maintain a current prospectus. In such event, the warrants held by public stockholders may have no value, the market for such warrants may be limited, such warrants may expire worthless and, as a result, an investor may have paid the full unit price solely for the shares of common stock included in the units.

Although the shares of common stock issuable pursuant to the founders’ warrants and sponsors’ warrants may or may not be issued pursuant to a registration statement, the warrant agreement provides that the founders’ warrants and sponsors’ warrants may not be exercised unless a registration statement relating to the common stock issuable upon exercise of the warrants purchased in our initial public offering is effective and a related current prospectus is available.

An investor will only be able to exercise a warrant if the issuance of common stock upon the exercise has been registered or qualified or is deemed exempt under the securities laws of the state of residence of the holder of the warrants.

No warrants will be exercisable and we will not be obligated to issue shares of common stock unless the shares of common stock issuable upon an exercise has been registered or qualified or deemed to be exempt under the securities laws of the state of residence of the holder of the warrants. At the time that the warrants become exercisable, we expect to continue to be listed on a national securities exchange, which would provide an exemption from registration in every state. Accordingly, we believe holders in every state will be able to exercise their warrants as long as our prospectus relating to the shares of common stock issuable upon exercise of the warrants is current. However, we cannot assure you of this fact. If the shares of common stock issuable upon exercise of the warrants are not qualified or exempt from qualification in the jurisdictions in which the holders of the warrants reside, the warrants may be deprived of any value, the market for the warrants may be limited and they may expire worthless if they cannot be sold.

Since we have not yet selected any target business with which to complete our initial business combination, we are unable to currently ascertain the merits or risks of the business’ operations.

Because we have not yet identified a prospective target business, investors currently have no basis to evaluate the possible merits or risks of the target business’ operations. To the extent we complete our initial business combination with a financially unstable company or an entity in its development stage, we may be affected by numerous risks inherent in the business operations of such entities. Although our management will evaluate the risks inherent in a particular target business, we cannot assure you that they will properly ascertain or assess all of the significant risk factors. We also cannot assure you that an investment in our securities will ultimately prove to be more favorable to investors than a direct investment, if such opportunity were available, in a target business. Except for the limitations that a target business have a fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of the signing of a definitive agreement in connection with our initial business combination and that we will obtain control of the target, we have virtually unrestricted flexibility in identifying and selecting a prospective business combination candidate.

Your only opportunity to evaluate and affect the investment decision regarding a potential business combination will be limited to voting for or against the business combination submitted to our stockholders for approval.

Your only opportunity to evaluate and affect the investment decision regarding a potential business combination will be limited to voting for or against the business combination submitted to our stockholders for approval. In addition, a proposal that you vote against could still be approved if a sufficient number of public stockholders vote for the proposed business combination. Alternatively, a proposal that you vote for could still be rejected if a sufficient number of public stockholders vote against the proposed business combination.

We will be required to obtain an opinion from an independent investment banking firm as to the fair market value of the target business only if the board of directors is unable to independently determine the fair market value and we will obtain an opinion as to the fairness of a business combination if we plan to consummate our initial business combination with an affiliate or a registered broker-dealer.

The fair market value of a target business or businesses will be determined by our board of directors based upon one or more standards generally accepted by the financial community (such as actual and potential sales, the values of comparable businesses, earnings and cash flow, and/or book value). If our board of directors is not able to independently determine that the target business or businesses have sufficient fair market value to meet the threshold criterion, we will obtain an opinion from an unaffiliated, independent investment banking firm which is a member of FINRA with respect to the satisfaction of such criterion. If we seek to consummate our initial business combination with an affiliate or with a registered broker-dealer, we will obtain a fairness opinion from an independent investment bank that meets the requirements of a “qualified independent underwriter” under NASD rules. In all other instances, we will have no obligation to obtain an opinion.

We may issue shares of our capital stock or debt securities to complete our initial business combination. Issuance of our capital stock would reduce the equity interest of our stockholders and may cause a change in control of our ownership, while the issuance of debt securities may have a significant impact on our ability to utilize our available cash.

Our amended and restated certificate of incorporation authorizes the issuance of up to 200,000,000 shares of common stock, par value $.0001 per share, and 1,000,000 shares of preferred stock, par value $.0001 per share. Immediately after our initial public offering and the purchase of the sponsors’ warrants, there were 109,047,058 authorized but unissued shares of common stock available for issuance (after appropriate reservation for the issuance of the shares upon full exercise of our outstanding warrants, including the founders’ warrants and sponsors’ warrants) and all of the 1,000,000 shares of preferred stock available for issuance. Although we have no commitment as of the date of this Annual Report, we may issue a substantial number of additional shares of our common or preferred stock, or a combination of common and preferred stock, to complete our initial business combination. The issuance of additional shares of common stock or any number of shares of our preferred stock:

•	may significantly reduce your equity interest;

•	may subordinate the rights of holders of shares of common stock if we issue preferred stock with rights senior to those afforded to our common stock;

•

may cause a change in control if a substantial number of our shares of common stock are issued, which may affect, among other things, our ability to use our net operating loss carry forwards, if any, and could result in the resignation or removal of our present officers and directors;

•	may have the effect of delaying or preventing a change of control of us by diluting the stock ownership or voting rights of a person seeking to obtain control of our company; and

•	may adversely affect prevailing market prices for our common stock.

Similarly, if we issue debt securities, it could result in:

•	default and foreclosure on our assets if our operating revenues after our initial business combination are insufficient to repay our debt obligations;

•

acceleration of our obligations to repay the indebtedness even if we make all principal and interest payments when due if we breach certain covenants that require the maintenance of certain financial ratios or reserves without a waiver or renegotiation of that covenant;

•	our immediate payment of all principal and accrued interest, if any, if the debt security is payable on demand; and

•	our inability to obtain necessary additional financing if the debt security contains covenants restricting our ability to obtain such financing while the debt security is outstanding.

The value of your investment in us may decline if any of these events occur.

Resources could be wasted in researching acquisitions that are not consummated, which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

It is anticipated that the investigation of each specific target business and the negotiation, drafting, and execution of relevant agreements, disclosure documents, and other instruments will require substantial management time and attention and substantial costs for accountants, attorneys and others. If a decision is made not to complete a specific business combination, the costs incurred up to that point for the proposed transaction likely would not be recoverable. Furthermore, even if an agreement is reached relating to a specific target business, we may fail to consummate the business combination for any number of reasons including those beyond our control, such as holders of 35% or more of our outstanding shares of common stock sold in our initial public offering, on a cumulative basis, both voting against the business combination and exercising their conversion rights for a pro rata share of the trust account even if a majority of the shares held by our public stockholders approve the business combination. Any such event will result in a loss to us of the related costs incurred which could materially adversely affect subsequent attempts to locate and acquire or merge with another business.

Our ability to successfully effect our initial business combination and to be successful thereafter will be totally dependent upon the efforts of our key personnel, some of whom may not remain with us following our initial business combination.

Our ability to successfully effect our initial business combination is dependent upon the efforts of our key personnel. We believe that our success depends on the continued service of these individuals, at least until we have consummated our initial business combination. We cannot assure you that these individuals will remain with us for the immediate or foreseeable future. In addition, none of our officers are required to commit any specified amount of time to our affairs and, accordingly, they will have conflicts of interest in allocating management time among various business activities, including identifying potential business combinations and monitoring the related due diligence. We do not have employment agreements with, or key-man insurance on the life of, any of our officers. The unexpected loss of the services of our key personnel could have a detrimental effect on us.

The role of our key personnel in the target business cannot presently be ascertained. Although some of our key personnel may remain with the target business in senior management or advisory positions following our initial business combination, it is likely that some or all of the management of the target business will remain in place, although we cannot assure you of this. While we intend to closely scrutinize any individuals we engage after our initial business combination, we cannot assure you that our assessment of these individuals will prove to be correct. These individuals may be unfamiliar with the requirements of operating a public company which could cause us to have to expend time and resources helping them become familiar with such requirements. This could be expensive and time-consuming and could lead to various regulatory issues which may adversely affect our operations.

Our key personnel may negotiate employment or consulting agreements with a target business in connection with a particular business combination. These agreements may provide for them to receive compensation following our initial business combination and as a result, may cause them to have conflicts of interest in determining whether a particular business combination is the most advantageous.

Our key personnel will be able to remain with us after the consummation of our initial business combination only if they are able to negotiate employment or consulting agreements in connection with the business combination. Such negotiations would take place simultaneously with the negotiation of the business combination and could provide for such individuals to receive compensation in the form of cash payments and/or our securities for services they would render to the company after the consummation of the business combination. The personal and financial interests of such individuals may influence their motivation in identifying and selecting a target business.

Our officers’ and directors’ interests in obtaining reimbursement for any out-of-pocket expenses incurred by them may lead to a conflict of interest in determining whether a particular target business is appropriate for an initial business combination and in the public stockholders’ best interest.

Unless we consummate our initial business combination, our officers and directors will not receive reimbursement for any out-of-pocket expenses incurred by them to the extent that such expenses exceed the amount of available proceeds not deposited in the trust account and the amount of interest income from the trust account up to a maximum of $4.0 million, subject to adjustment, that may be released to us as working capital. Our officers and directors may, as part of any business combination, negotiate the repayment of some or all of any such excess expenses. We do not have a policy that prohibits our officers and directors from negotiating for the reimbursement of such expenses by a target business. If the owners of the target business do not agree to such repayment, this could cause our management to view such potential business combination unfavorably, thereby resulting in a conflict of interest. The financial interest of our officers or directors could influence our officers’ and directors’ motivation in selecting a target business and therefore there may be a conflict of interest when determining whether a particular business combination is in the stockholders’ best interest.

Our officers and directors will allocate their time to other businesses, thereby causing conflicts of interest in their determination as to how much time to devote to our affairs. This conflict of interest could have a negative impact on our ability to consummate our initial business combination.

Our officers and directors are not required to commit their full time to our affairs, which could create a conflict of interest when allocating their time between our operations and their other commitments. We presently expect each of our employees to devote such amount of time as they reasonably believe is necessary to our business. We do not intend to have any full time employees prior to the consummation of our initial business combination. All of our officers and directors are engaged in several other business endeavors and are not obligated to devote any specific number of hours to our affairs. If our officers’ and directors’ other business affairs require them to devote more substantial amounts of time to such affairs, it could limit their ability to devote time to our affairs and could have a negative impact on our ability to consummate our initial business combination. We cannot assure you that these conflicts will be resolved in our favor.

Our sponsors and their affiliates may be, or may in the future become, affiliated with entities engaged in business activities similar to those intended to be conducted by us and accordingly, may have conflicts of interest in allocating their time and determining to which entity a particular business opportunity should be presented.

There may be situations in which one or both of our sponsors and their affiliates have a duty or an interest that actually or potentially conflicts with our interests. Our sponsors and their affiliates may be, or may in the future become, affiliated with entities, including other “blank check” companies, engaged in business activities similar to those intended to be conducted by us. Additionally, our sponsors and their affiliates may become aware of business opportunities which may be appropriate for presentation to us and the other entities to which they owe fiduciary duties. Accordingly, they may have conflicts of interest in determining to which entity time should be allocated or a particular business opportunity should be presented. We cannot assure you that these conflicts will be resolved in our favor and, as a result, we may be denied certain investment opportunities or may otherwise be disadvantaged in some situations by our relationship to our sponsors and their affiliates. Until the earlier of the filing by us of a Current Report on Form 8-K with the SEC announcing the execution of a definitive agreement for our initial business combination, or our liquidation, our sponsors and our officers have agreed that they will not become a sponsor, promoter, officer or director of any other blank check company.

In order to minimize conflicts of interest that may arise from the business activities of Brooklyn NY Holdings LLC (together with its affiliates, “BNYH”) and Perella Weinberg Partners Group LP (together with its affiliates, “PWP”), we have entered into a business opportunity right of first review agreement with each of PWP and BNYH. Pursuant to this agreement, each of PWP and BNYH agreed that, from the date of final prospectus relating to our initial public offering until the consummation of our initial business combination (or our liquidation in the event we do not consummate an initial business combination), we will have a right of first review with respect to certain business combination opportunities of each of PWP and BNYH. Each of PWP and BNYH will, and will cause the companies or entities under its respective management to, first offer any such business combination opportunity to us (subject to any pre-existing fiduciary obligations it or they may have and other exceptions) and it will not pursue such business combination opportunity unless and until a majority of our disinterested directors have determined for any reason that we will not pursue such opportunity.

All of our founders own founders’ units, founders’ common stock and founders’ warrants issued prior to our initial public offering and certain of them purchased sponsors’ warrants following our initial public offering. These securities will not participate in liquidation distributions in the event we do not consummate our initial business combination and, therefore, our founders may have a conflict of interest in determining whether a particular target business is appropriate for our initial business combination.

All of our founders own founders’ units, founders’ common stock and founders’ warrants that were issued prior to our initial public offering. Our sponsors also purchased sponsors’ warrants upon consummation of our initial public offering and our independent directors purchased an aggregate of 149,571 sponsors’ warrants from our sponsors immediately following the consummation of our initial public offering. Such individuals or individuals on behalf of such entities have waived their right to receive distributions with respect to the founders’ common stock upon our liquidation if we are unable to consummate our initial business combination. Accordingly, the founders’ common stock and founders’ warrants, as well as the sponsors’ warrants, and any warrants purchased by our founders in the secondary market will be worthless if we do not consummate our initial business combination by February 26, 2010 (or up to August 26, 2010 if extended pursuant to a stockholder vote). In addition certain members of our management team indirectly own shares of our common stock and warrants through affiliations with our sponsors. The personal and financial interests of our founders and members of our management team may influence their motivation in timely identifying and selecting a target business and completing our initial business combination. Consequently, our founders’ and members of our management team’s discretion in identifying and selecting a suitable target business may result in a conflict of interest when determining whether the terms, conditions and timing of a particular business combination are appropriate and in our stockholders’ best interest and the conflict of interest will increase as we approach February 26, 2010 and we have not consummated a business combination.

The NYSE Amex may delist our securities from quotation on its exchange which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

Our securities are listed on the NYSE Amex, a national securities exchange. However, we cannot assure you that our securities will continue to be listed on the NYSE Amex in the future prior to our initial business combination. Additionally, in connection with our initial business combination, it is likely that the NYSE Amex will require us to file a new initial listing application and meet its initial listing requirements as opposed to its more lenient continued listing requirements. We cannot assure you that we will be able to meet those initial listing requirements at that time.

If the NYSE Amex delists our securities from trading on its exchange, we could face significant material adverse consequences, including:

•	a limited availability of market quotations for our securities;

•	reduced liquidity with respect to our securities;

•

a determination that our common stock is a “penny stock” which will require brokers trading in our common stock to adhere to more stringent rules, possibly resulting in a reduced level of trading activity in the secondary trading market for our common stock;

•	a limited amount of news and analyst coverage for our company; and

•	a decreased ability to issue additional securities or obtain additional financing in the future.

We are likely to complete our initial business combination with only one target business with the proceeds of our initial public offering, which will cause us to be solely dependent on a single business which may have a limited number of products or services.

Our initial business combination must be with one or more target businesses having an aggregate fair market value of at least 80% of the balance in the trust account (excluding deferred underwriting discounts and commissions) at the time of the signing of a definitive agreement in connection with our initial business combination. However, we are likely to complete our initial business combination with only one target business because of various factors, including the existence of complex accounting issues and the requirement that we prepare and file pro forma financial statements with the SEC that present operating results and the financial condition of several target businesses as if they had been operated on a combined basis. The lack of diversification that could result from consummating our initial business combination with only a single entity may increase the effect on us of numerous economic, competitive and regulatory developments. Further, we would not be able to diversify our operations or benefit from the possible spreading of risks or offsetting of losses, unlike other entities which may have the resources to complete several business combinations in different industries or different areas of a single industry. Accordingly, the prospects for our success may be solely dependent upon the performance of a single business.

This lack of diversification may subject us to numerous economic, competitive and regulatory developments, any or all of which may have a substantial adverse impact upon the financial services and business services industries and may expose us to higher risk than other entities that have the resources to complete several business combinations or that have diversified operations.

Alternatively, if we determine to simultaneously effect our initial business combination with several businesses and such businesses are owned by different sellers, we will need each seller to agree that our closing is contingent on the simultaneous closings with the other businesses, which may make it more difficult for us, and delay our ability, to complete our initial business combination. With multiple businesses, we could also face additional risks, including additional burdens and costs with respect to possible multiple negotiations and due diligence investigations and the additional risks associated with the subsequent assimilation of the operations and services or products of the target companies in a single operating business. If we are unable to adequately address these risks, it could negatively impact our profitability and results of operations.

The ability of our public stockholders to exercise their conversion rights may not allow us to effectuate the most desirable business combination or optimize our capital structure.

When we seek stockholder approval of our initial business combination or an extension of the time period within which we must complete an initial business combination, we will offer each public stockholder the right to have its shares of common stock converted to cash if the stockholder votes against such business combination or the extension period and then exercises its conversion rights to receive a pro rata share of the trust account if the business combination or the extension period is approved, and in the case of the business combination is also consummated and the public stockholder holds its shares through the consummation of our initial business combination. Such holder must both vote against such business combination or the extension period and elect to convert its shares by notifying us of such election to convert at the appropriate time, as described in the proxy statement in connection with the extension vote or our initial business combination. In the case of the initial business combination, we will be permitted to proceed with our initial business combination only if we are able to confirm that we have sufficient funds to pay the consideration to close the business combination plus all sums due to our public stockholders who vote against the business combination and duly exercise their right to elect to convert their shares for cash. Accordingly, if our initial business combination requires us to use substantially all of our cash to pay the purchase price, because we will not know how many public stockholders may exercise such conversion rights, we may either need to reserve part of the trust account for possible payment upon conversion, or we may need to arrange third party financing to help fund our business combination in case a larger percentage of public stockholders exercise their conversion rights than we expect.

The conversion rights, on a cumulative basis, afforded to the public stockholders (including our sponsors and our directors to the extent they have purchased shares in the open market) may result in the conversion into cash of up to 35% (minus one share) of the aggregate number of the shares sold in our initial public offering. Therefore, as much as $122,009,990 (plus the converting stockholders’ share of all accrued interest after distribution of interest income on the trust account balance to us for working capital and tax obligations) may be required to fund the exercise of conversion rights. Since we have no specific business combination under consideration, we have not taken any steps to secure third party financing. Therefore, we may not be able to consummate our initial business combination that requires us to use all of the funds held in the trust account as part of the purchase price, or we may end up having a leverage ratio that is not optimal for our initial business combination. In the event that the acquisition involves the issuance of our stock as consideration, we may be required to issue a higher percentage of our stock to make up for a shortfall in funds. Raising additional funds to cover any shortfall may involve dilutive equity financing or incurring indebtedness at a higher than desirable level. This may limit our ability to effectuate the most attractive business combination available to us.

Unlike other blank check companies, we may proceed with our initial business combination even if public stockholders owning up to 35% (minus one share) of the shares sold in our initial public offering, on a cumulative basis, exercise their conversion rights. This higher threshold will make it easier for us to consummate a business combination with which you may not agree.

We may proceed with our initial business combination as long as public stockholders owning less than 35% of our outstanding shares of common stock sold in our initial public offering, on a cumulative basis, including the shares as to which conversion rights were exercised in connection with the stockholder vote, if any, required to approve an amendment to our amended and restated certificate of incorporation to provide for an extension of the time period within which we must complete our initial business combination and the stockholder vote required to approve our initial business combination, both vote against the initial business combination and/or extended period, as applicable, and exercise their conversion rights. Accordingly, public stockholders holding up to 35% (minus one share) of the shares sold in our initial public offering, or 12,249,999 shares of common stock, may vote both against our initial business combination or the extension of the time period within which we must consummate an initial business combination and exercise their conversion rights and we could still consummate a proposed business combination. We have set the conversion percentage at 35% (minus one share) and imposed the 10% restriction for any one stockholder or group of stockholders in order to reduce the likelihood that a small number of investors holding a block of our stock will be able to stop us from completing our initial business combination and/or extending the time period within which we must consummate our initial business combination even if such business combination or extension is otherwise approved by a large majority of our public stockholders. While there are several other offerings similar to ours which include conversion provisions greater than 20% or 30%, a 20% or 30% threshold has generally been customary and standard for offerings similar to ours. The conversion threshold of 35% will make it easier for us to consummate our initial business combination with which you may not agree.

Our initial business combination may require us to use substantially all of our cash to pay the purchase price. In such a case, because we will not know how many public stockholders may exercise such conversion rights, we may need to arrange third party financing to help fund our initial business combination in case a larger percentage of public stockholders exercise their conversion rights than we expect. Additionally, even if our business combination does not require us to use substantially all of our cash to pay the purchase price, if a significant number of public stockholders exercise their conversion rights, we will have less cash available to use in furthering our business plans following our initial business combination and may need to arrange third party financing. We have not taken any steps to secure third party financing for either situation. We cannot assure you that we will be able to obtain such third party financing on terms favorable to us or at all.

We may be unable to obtain additional financing, if required, to complete our initial business combination or to fund the operations and growth of the target business, which could compel us to restructure or abandon a particular business combination.

Although we believe that the net proceeds of our initial public offering, including the interest earned on the proceeds held in the trust account that may be available to us, will be sufficient to allow us to consummate our initial business combination, because we have not yet identified any prospective target business, we cannot ascertain the capital requirements for any particular transaction. If the net proceeds of our initial public offering prove to be insufficient, either because of the size of our initial business combination, the depletion of the available net proceeds in search of a target business, or the obligation to convert into cash a significant number of shares from dissenting stockholders, we will be required to seek additional financing. We cannot assure you that such financing will be available on acceptable terms, if at all. To the extent that additional financing proves to be unavailable when needed to consummate a particular business combination, we would be compelled to either restructure the transaction or abandon that particular business combination and seek an alternative target business candidate. Even if we do not need additional financing to consummate our initial business combination, we may require such financing to fund the operations or growth of the target business. The failure to secure additional financing could have a material adverse effect on the continued development or growth of the target business. None of our founders, sponsors, officers or directors is required to provide any financing to us in connection with or after our initial business combination.

Our founders control a substantial interest in us and thus may influence certain actions requiring a stockholder vote, including the vote on our initial business combination.

Upon consummation of our initial public offering, our founders owned approximately 15% of our outstanding shares of common stock. In addition, our sponsors have entered into agreements with Citigroup Global Markets Inc. in accordance with the guidelines of Rule 10b5-1 of the Exchange Act pursuant to which they have placed limit orders for up to an aggregate of $25.0 million of our common stock during the buyback period.

Our founders have agreed to vote the founders’ common stock (i) in the same manner as the majority of the votes cast by our public stockholders at a duly held stockholder meeting (a) in connection with the vote required to approve our initial business combination and (b) in connection with the vote required to approve an amendment to our amended and restated certificate of incorporation to provide for an extension of our corporate existence to up to August 26, 2010 in the event we have entered into a definitive agreement for, but have not yet consummated, our initial business combinations, and (ii) in favor of an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence in connection with a vote to approve our initial business combination. Each of our founders, sponsors, officers and directors has also agreed that if it acquires shares of common stock in or following our initial public offering, including, with respect to our sponsors, pursuant to the limit order described above, it will vote all such shares in favor of our initial business combination, in favor of an extension of our corporate existence for up to August 26, 2010 and in favor of an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence. Assuming that the limit orders are completed in full at a purchase price equal to $9.96 per share (the amount per share placed in the trust account upon the consummation of our initial public offering) and that no other shares of our common stock are purchased by our founders, sponsors, officers or directors, at the time the limit order is completed, our founders, sponsors, officers and directors will hold approximately 20.7% of our issued and outstanding shares of common stock (assuming no conversion of shares in connection with a vote, if any, on an extension period) prior to the stockholder vote relating to an initial business combination. Consequently, our founders may exert substantial influence in connection with the vote on our initial business combination. While our founders did not purchase units in our initial public offering, they are not prohibited from purchasing our common stock in the secondary market in addition to those that may be purchased pursuant to the limit orders. If they do, our founders will have an even greater influence on the vote taken in connection with our initial business combination or an extension period.

Our board of directors is divided into three classes, each of which will generally serve for a term of three years with only one class of directors being elected in each year. There may not be an annual meeting of stockholders to elect new directors prior to the consummation of our initial business combination, in which case all of the current directors will continue in office until at least the consummation of the business combination. If there is an annual meeting of stockholders, as a consequence of our “staggered” board of directors, only a minority of the board of directors will be considered for election and our founders will have considerable influence regarding the outcome. Accordingly, our founders will continue to exert control at least until the consummation of our initial business combination.

Our sponsors’ purchase of common stock in the open market pursuant to the limit orders may support the market price of the common stock and/or warrants during the buyback period and, accordingly, the termination of the support provided by such purchases may materially adversely affect the market price of the common stock and/or warrants.

Our sponsors have entered into agreements with Citigroup Global Markets Inc., in accordance with Rule 10b5-1 under the Exchange Act, pursuant to which they have placed limit orders to purchase any of our shares of common stock offered for sale (and not purchased by another investor) at or below a price equal to the per share amount held in our trust account as reported in our initial preliminary proxy statement filed with the SEC relating to our initial business combination, until the earlier of the expiration of the buyback period or until such purchases reach $25.0 million in total. Our sponsors will not have any discretion or influence with respect to such purchases and will not be able to sell or transfer any common stock purchased pursuant to the limit order agreements until 180 days following the consummation of our initial business combination. Consequently, if the market does not view our initial business combination positively, these purchases may have the effect of counteracting the market’s view of our initial business combination, which would otherwise be reflected in a decline in the market price of our securities. The termination of the support provided by these purchases may materially adversely affect the market price of our securities.

We may redeem your unexpired warrants prior to their exercise at a time that is disadvantageous to the public stockholders, thereby making your warrants worthless.

We have the ability to redeem outstanding warrants at any time after they become exercisable and prior to their expiration, at a price of $0.01 per warrant, provided that the last reported sales price of our common stock equals or exceeds $13.25 per share for any 20 trading days within a 30-trading day period ending on the third business day prior to proper notice of such redemption provided that on the date we give notice of redemption and during the entire period thereafter until the time we redeem the warrants, we have an effective registration statement under the Securities Act covering the shares of common stock issuable upon exercise of the warrants and a current prospectus relating to them is available. Redemption of the outstanding warrants could force the public stockholders (i) to exercise their warrants and pay the exercise price therefor at a time when it may be disadvantageous for the public stockholders to do so, (ii) to sell the public stockholders’ warrants at the then current market price when the public stockholders might otherwise wish to hold their warrants or (iii) to accept the nominal redemption price which, at the time the outstanding warrants are called for redemption, is likely to be substantially less than the market value of the public stockholders’ warrants.

Our management’s ability to require holders of our warrants to exercise such warrants on a cashless basis will cause holders to receive fewer shares of common stock upon their exercise of the warrants than they would have received had they been able to exercise their warrants for cash.

If we call our warrants for redemption after the redemption criteria described in the final prospectus relating to our initial public offering have been satisfied, our management will have the option to require any holder that wishes to exercise its warrant to do so on a “cashless basis.” In such event, each holder would pay the exercise price by surrendering the warrants for that number of shares of common stock equal to the quotient obtained by dividing (x) the product of the number of shares of common stock underlying the warrants, multiplied by the difference between the exercise price of the warrants and the “fair market value” and (y) the fair market value. The “fair market value” shall mean the average reported last sales price of our common stock for the ten trading days ending on the third trading day prior to the date on which notice of redemption is sent to the holders of the warrants. If our management chooses to require holders to exercise their warrants on a cashless basis, the number of shares of common stock received by a holder upon exercise will be fewer than it would have been had such holder exercised his warrant for cash. This will have the effect of reducing the potential “upside” of the holder’s investment in our company.

Our outstanding warrants may have an adverse effect on the market price of our common stock and make it more difficult to effect our initial business combination.

We issued the founders’ warrants to purchase 6,176,471 shares of common stock as part of the sale of the founders’ units and warrants to purchase 35,000,000 shares of common stock as part of the units offered in our initial public offering. We also issued the sponsors’ warrants to purchase 8,600,000 shares of common stock in a private placement simultaneously with the closing of our initial public offering. Such purchase was a condition to the completion of our initial public offering pursuant to the underwriting agreement entered into between the underwriters and us. If we issue common stock to complete our initial business combination, the potential issuance of additional shares of common stock on exercise of these warrants could make us a less attractive acquisition vehicle to some target businesses. This is because exercise of any warrants will increase the number of issued and outstanding shares of our common stock and reduce the value of the shares issued to complete our initial business combination. Our warrants may make it more difficult to complete our initial business combination or increase the purchase price sought by one or more target businesses. Additionally, the sale or possibility of the sale of the shares underlying the warrants could have an adverse effect on the market price for our common stock or our units, or on our ability to obtain other financing. If and to the extent these warrants are exercised, you may experience dilution to the public stockholders’ holdings.

If our founders or sponsors exercise their registration rights with respect to their founders’ common stock, founders’ warrants or sponsors’ warrants and the underlying shares of common stock, it may have an adverse effect on the market price of our common stock and the existence of these rights may make it more difficult to effect our initial business combination.

Concurrently with the consummation of our initial public offering, we entered into a registration rights agreement with our founders with respect to securities held by them from time to time, including the founders’ units, founders’ common stock, founders’ warrants and the sponsors’ warrants and underlying shares and any shares purchased pursuant to the limit orders. The registration rights agreement provides that, in certain instances, these holders (and their affiliates and other permitted transferees) may require us to register any of our securities held by them on a registration statement filed under the Securities Act. The registration rights will become exercisable with respect to the securities at any time after our initial business combination, provided that any such registration statement would not become effective until after the lock-up period applicable to the securities being registered, and provided further that with respect to the founders’ warrants, such warrants must also have become exercisable. We will bear the cost of registering these securities. If the founders and/or sponsors exercise their registration rights with respect to all of their securities, then there will be an additional 6,176,471 shares of common stock and 14,776,471 warrants (as well as 14,776,471 shares of common stock underlying the warrants) eligible for trading in the public market. The presence of these additional securities trading in the public market may have an adverse effect on the market price of our common stock. In addition, the existence of these rights may make it more difficult to effectuate our initial business combination or increase the cost of acquiring the target business, as the stockholders of the target business may be discouraged from entering into our initial business combination with us or may request a higher price for their securities because of the potential negative effect the exercise of such rights may have on the trading market for our common stock.

If we effect our initial business combination with a company located outside of the United States, we would be subject to a variety of additional risks that may negatively impact our operations.

We may effect our initial business combination with a company located outside of the United States. If we do, we will be subject to any special considerations or risks associated with companies operating in the target business’ home jurisdiction, including any of the following:

•	rules and regulations or currency conversion or corporate withholding taxes on individuals;

•	tariffs and trade barriers;

•	regulations related to customs and import/export matters;

•	longer payment cycles;

•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;

•	currency fluctuations and exchange controls;

•	challenges in collecting accounts receivable;

•	cultural and language differences;

•	employment regulations;

•	crime, strikes, riots, civil disturbances, terrorist attacks and wars; and

•	deterioration of political relations with the United States.

We cannot assure you that we would be able to adequately address these additional risks. If we were unable to do so, our operations might suffer.

If we effect our initial business combination with a company located outside of the United States, the laws applicable to such company will likely govern all of our material agreements and we may not be able to enforce our legal rights.

If we effect our initial business combination with a company located outside of the United States, the laws of the country in which such company operates will govern almost all of the material agreements relating to its operations. We cannot assure you that the target business will be able to enforce any of its material agreements or that remedies will be available in this new jurisdiction. The system of laws and the enforcement of existing laws in such jurisdiction may not be as certain in implementation and interpretation as in the United States. The inability to enforce or obtain a remedy under any of our future agreements could result in a significant loss of business, business opportunities or capital. Additionally, if we acquire a company located outside of the United States, it is likely that substantially all of our assets would be located outside of the United States and some of our officers and directors might reside outside of the United States. As a result, it may not be possible for investors in the United States to enforce their legal rights, to effect service of process upon our directors or officers or to enforce judgments of United States courts predicated upon civil liabilities and criminal penalties of our directors and officers under Federal securities laws.

If we are deemed to be an investment company, we may be required to institute burdensome compliance requirements and our activities may be restricted, which may make it difficult for us to complete our initial business combination.

A company that, among other things, is or holds itself out as being engaged primarily, or proposes to engage primarily, in the business of investing, reinvesting, owning, trading or holding certain types of securities would be deemed an investment company under the Investment Company Act of 1940. Since we have invested the proceeds held in the trust account, it is possible that we could be deemed an investment company. Notwithstanding the foregoing, we do not believe that our principal activities will subject us to the Investment Company Act of 1940. To this end, the proceeds held in trust are invested by the account agent only in U.S. “government securities,” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 that only invest in such “government securities” having a maturity of 180 days or less. By restricting the investment of the proceeds to these instruments, we intend to meet the requirements for the exemption provided in Rule 3a-1 promulgated under the Investment Company Act of 1940. As of December 31, 2008, the proceeds held in trust were invested in the “Dreyfus Treasury Prime Cash Management” money market fund, a fund which invests exclusively in U.S. Treasury securities.

If we are nevertheless deemed to be an investment company under the Investment Company Act of 1940, we may be subject to certain restrictions that may make it more difficult for us to complete our initial business combination, including:

•	restrictions on the nature of our investments; and

•	restrictions on the issuance of securities.

In addition, we may have imposed upon us certain burdensome requirements, including:

•	registration as an investment company;

•	adoption of a specific form of corporate structure; and

•	reporting, record keeping, voting, proxy, compliance policies and procedures and disclosure requirements and other rules and regulations.

Compliance with these additional regulatory burdens would require additional expense for which we have not allotted.

Because we must furnish our stockholders with target business financial statements, we may not be able to complete our initial business combination with some prospective target businesses.

We will provide stockholders with audited financial statements of the prospective target business as part of the proxy solicitation materials sent to stockholders to assist them in assessing the target business. In all likelihood, these financial statements will need to be prepared in accordance with United States generally accepted accounting principles. We cannot assure you that any particular target business identified by us as a potential acquisition candidate will have financial statements prepared in accordance with United States generally accepted accounting principles or that the potential target business will be able to prepare its financial statements in accordance with or reconciled to United States generally accepted accounting principles. To the extent that this requirement cannot be met, we may not be able to acquire the proposed target business. These financial statement requirements may limit the pool of potential target businesses with which we may combine.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2009. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes-Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

Risks Related to the Financial Services and Business Services Industries

Business combinations with companies with operations in the financial services and business services industries entail special considerations and risks. If we are successful in completing our initial business combination with a target business with operations in the financial services and business services industries, we will be subject to, and possibly adversely affected by, the following risks:

Recent turmoil across various sectors of the financial markets may negatively impact our ability to complete a business combination.

Recently, the various sectors of the credit markets and the financial services industry have been experiencing a period of unprecedented turmoil and upheaval characterized by the disruption in credit markets and availability of credit and other financing, the failure, bankruptcy, collapse or sale of various financial institutions and an unprecedented level of intervention from the United States federal government. While the ultimate outcome of these events cannot be predicted, they may have a material adverse effect on our ability to complete a business combination, particularly in the event that we are required to obtain additional debt financing in order to complete a proposed combination. In addition, potentially attractive targets for a business combination may be unwilling to pursue a transaction in the near term if current economic conditions have decreased the value of their business and, as a result, the consideration they would receive in a transaction.

The financial services and portions of the business services industries face substantial regulatory and litigation risks and conflicts of interest, and, after the consummation of our initial business combination with a company in the financial services or business services industries, we may face legal liability and reduced revenues and profitability if our services are not regarded as compliant or for other reasons.

The financial services and portions of the business services industries are subject to extensive regulation. Many of the regulatory bodies with responsibility for those industries, including U.S. and other government agencies and self-regulatory organizations, as well as state securities commissions, insurance regulators and attorneys general, are empowered to conduct administrative proceedings and investigations that can result in, among other things, censures, fines, the issuance of cease-and-desist orders, prohibitions against engaging in some lines of business, suspension or termination of licenses or the suspension or expulsion of a broker-dealer, investment adviser or insurance distributor. The requirements imposed by regulators are designed to ensure the integrity of the financial markets and to protect customers, policyholders and other third parties who deal with financial services and business services firms and are not designed to protect our stockholders. Regulations and investigations may result in limitations on our activities, such as the restrictions imposed on several leading securities firms as part of a settlement these firms reached with federal and state securities regulators and self-regulatory organizations in 2003 to resolve investigations into equity research analysts’ alleged conflicts of interest.

Banks domiciled or operating in the United States and their holding companies are subject to extensive regulation and supervision by applicable federal and state banking agencies. Many of these regulations are intended to protect parties other than stockholders, such as depositors. If we were to acquire a bank, these regulations may limit our operations significantly and control the methods by which we conduct our business, including our lending practices, capital structure, investment practices and dividend policy. In addition, banks and their holding companies generally are subject to rigorous capital requirements and may be examined on a regular basis for their general safety and soundness and compliance with various federal and state legal regimes, including, but not limited to, the Community Reinvestment Act, the Truth in Lending Act, the Equal Credit Opportunity Act, the Real Estate Settlement and Procedures Act, the Fair Credit Reporting Act and the Bank Secrecy Act, as amended by the USA PATRIOT Act. Failure to comply with these requirements or receive a satisfactory examination may subject a bank to informal or formal agreements, such as a memorandum of understanding, deferred prosecution agreement or cease-and-desist order, and may also result in the assessment of civil monetary penalties or the limitation of expansionary activities at both the bank and holding company levels. Outside the United States, banks and their stockholders are subject to similar extensive regulation and supervision relating to the conduct of business, capital requirements, safety and soundness and compliance.

Governmental and self-regulatory organizations, the Investment Dealers Association and the Mutual Fund Dealers Association, the SEC, FINRA and national securities exchanges such as the New York Stock Exchange, impose and enforce regulations on broker-dealers, investment banking firms, investment advisers and similar financial services and business services companies. Self-regulatory organizations adopt rules, subject to approval by the SEC, that govern aspects of the financial services and business services industries and conduct periodic examinations of the operations of registered investment dealers, broker-dealers and investment advisers. For example, U.S. broker-dealers are subject to rules and regulations that cover all aspects of the securities business including: sales methods and trade practices; use and safekeeping of customer funds and securities; capital structures; recordkeeping; the preparation of research; the extension of credit; and the conduct of officers and employees. The types of regulations to which investment advisers are subject are also extensive and include: minimum capital requirements, recordkeeping; fee arrangements; client disclosure; custody of customer assets; and the conduct of officers and employees. Investment advisors and broker-dealers outside the United States are often subject to similar regulation and supervision.

The SEC, FINRA and various regulatory agencies also have stringent rules with respect to the maintenance of specific levels of net capital by securities brokerage firms. Failure to maintain the required net capital may subject a firm to suspension or revocation of registration by the SEC and suspension or expulsion from Investment Dealers Association and FINRA and other regulatory bodies, which ultimately could prevent any broker-dealers that we acquire or acquire control of from performing as a broker-dealer. In addition, a change in the net capital rules, the imposition of new rules or any unusually large charge against net capital could limit the operations of broker-dealers, which could harm our business if we were to consummate our initial business combination with a securities brokerage firm. Similar capital requirements apply to insurance companies. For example, in the United States, under laws adopted by individual states, insurers engaged in certain lines of business are subject to risk based capital requirements. Insurers having less total adjusted capital than that required under the risk based capital laws are subject to varying degrees of regulatory action, depending on the level of capital inadequacy. Maintaining appropriate levels of statutory surplus is also considered important by state insurance regulatory authorities. Failure by an insurance company to maintain certain levels of statutory surplus could result in increased regulatory scrutiny and enforcement.

In addition, insurance companies are subject to extensive regulation and supervision in the jurisdictions in which they do business. For example, in the United States, state insurance departments have broad powers with respect to such things as: licensing companies to transact business; authorizing lines of business; imposing dividend limitations; licensing agents and distributors of insurance products; restricting companies’ ability to enter and exit markets; mandating certain insurance benefits; restricting companies’ ability to terminate or cancel coverage; requiring companies to provide certain types of coverage; regulating premium rates, including the ability to increase premium rates; approving policy forms; regulating trade, marketing, sales and claims practices; imposing privacy requirements; establishing reserve requirements and solvency standards; restricting certain transactions between affiliates; and regulating the type, amounts and valuation of investments.

In recent years, the volume of claims and amount of damages claimed in litigation and regulatory proceedings against financial services and business services firms has been increasing. After our initial business combination, our engagement agreements or arrangements may include provisions designed to limit our exposure to legal claims relating to our services, but these provisions may not protect us or may not be adhered to in all cases. We may also be subject to claims arising from disputes with employees for alleged discrimination or harassment, among other things. The risk of significant legal liability is often difficult to assess or quantify and its existence and magnitude often remain unknown for substantial periods of time. As a result, we may incur significant legal expenses in defending against litigation. Substantial legal liability or significant regulatory action against us could materially adversely affect our business, financial condition or results of operations or cause significant reputational harm to us, which could seriously harm our business.

Financial services and business services firms are subject to numerous conflicts of interest or perceived conflicts of interest. We will need to adopt various policies, controls and procedures to address or limit actual or perceived conflicts and regularly seek to review and update our policies, controls and procedures. However, these policies, controls and procedures may result in increased costs, additional operational personnel and increased regulatory risk. Failure to adhere to these policies and procedures may result in regulatory sanctions or client litigation. There have been a number of highly publicized cases involving fraud or other misconduct by employees in the financial services and business services industries in recent years, and we run the risk that employee misconduct could occur. It is not always possible to deter or prevent employee misconduct and the precautions we take to prevent and detect this activity may not be effective in all cases.

After the consummation of our initial business combination, we will face strong competition from financial services and business services firms, many of whom have the ability to offer clients a wider range of products and services than we may be able to offer, which could lead to pricing pressures that could materially adversely affect our revenue and profitability.

After consummation of our initial business combination in the financial services or business services industry, we will compete with other firms—both domestic and foreign—on a number of factors, including the quality of our employees, transaction execution, our products and services, innovation, reputation and price. We may fail to attract new business and we may lose clients if, among other reasons, we are not able to compete effectively. We will also face significant competition as result of a recent trend toward consolidation in these industries. In the past several years, there has been substantial consolidation and convergence among companies in the financial services and business services industries. In particular, since the passage of the Gramm-Leach-Bliley Act in 1999, which reduced barriers to banks providing a wide range of financial services, a number of large commercial banks, insurance companies and other broad-based financial services and business services firms have established or acquired broker-dealers or have merged with other financial institutions. Many of these firms have the ability to offer a wide range of products such as loans, deposit-taking and insurance, brokerage, investment management and investment banking services, which may enhance their competitive position. They also have the ability to support investment banking with commercial banking, insurance and other financial services and business services revenue in an effort to gain market share, which could result in pricing pressure on other businesses. We believe, in light of increasing industry consolidation and the regulatory overhaul of the financial services and business services industries, that competition will continue to increase from providers of financial services and business services products.

The financial services and business services industries have inherent risks, which may affect our net income and revenues.

The financial services and business services industries are, by their nature, subject to numerous and substantial risks, including volatile trading markets and fluctuations in the volume of market activity. Consequently, our net income and revenues are likely to be subject to wide fluctuations, reflecting the effects of many factors, including:

•	general economic conditions;

•	securities market conditions;

•	the level and volatility of interest rates and equity prices;

•	competitive conditions;

•	liquidity of global markets;

•	international and regional political conditions;

•	regulatory and legislative developments;

•	monetary and fiscal policy;

•	investor sentiment;

•	availability and cost of capital;

•	technological changes and events;

•	outcome of legal proceedings;

•	changes in currency values;

•	inflation;

•	credit ratings; and

•	the size, volume and timing of transactions.

These and other factors could affect the stability and liquidity of securities and futures markets, and the ability of issuers, other securities firms and counterparties to perform their obligations.

A reduced volume of securities and futures transactions and reduced market liquidity generally result in lower revenues from principal transactions and commissions. Lower price levels for securities may result in a reduced volume of transactions and may also result in losses from declines in the market value of securities held in proprietary trading and underwriting accounts, particularly in volatile or illiquid markets, or in markets influenced by sustained periods of low or negative economic growth, including the risk of losses resulting from the ownership of securities, trading and the failure of counterparties to meet commitments. In particular, if we consummate our initial business combination with an investment management firm, our business could be expected to generate lower revenue in a market or general economic downturn. Under a typical arrangement for an investment management business, the investment advisory fees we could receive would be based on the market value of the assets under management. Accordingly, a decline in the prices of securities would be expected to cause our revenue and income to decline by:

•	causing the value of the assets under management to decrease, which would result in lower investment advisory fees;

•	causing negative absolute performance returns for some accounts which have performance-based incentive fees, resulting in a reduction of revenue from such fees; or

•

causing some of our clients to withdraw funds from our investment management business in favor of investments they perceive as offering greater opportunity and lower risk, which also would result in lower investment advisory fees.

Operational risks may disrupt our business, result in regulatory action against us or limit our growth.

Financial services and business services businesses are dependent on communications and information systems, including those of vendors. Any failure or interruption of these systems, whether caused by fire, other natural disaster, power or telecommunications failure, act of terrorism or war or otherwise, could materially adversely affect operating results. After the consummation of our initial business combination, we will need to continue to make investments in new and enhanced information systems. Interruption or loss of our information processing capabilities or adverse consequences from implementing new or enhanced systems could have a material adverse effect on our business and the price of our common stock and warrants. As our information system providers revise and upgrade their hardware, software and equipment technology, we may encounter difficulties in integrating these new technologies into our business. Additionally, our systems may be subject to infiltration by unauthorized persons. If our systems or facilities were infiltrated and damaged by unauthorized persons, our clients could experience data loss, financial loss and significant business interruption. If that were to occur, it could have a material adverse effect on our business, financial condition and results of operations.

Many financial services and business services firms face credit risks which, if not properly managed, could cause revenues and net income to decrease.

Many types of financial services and business services firms, including banks and broker-dealers, lend funds to their customers. Among the risks all lenders face is the risk that some of their borrowers will not repay their loans. The ability of borrowers to repay their obligations may be adversely affected by factors beyond our control, including local and general economic and market conditions. A substantial portion of the loans may be secured by liens on real estate or securities. These same factors may adversely affect the value of real estate and securities as collateral. If we enter into our initial business combination with a firm that makes loans, we would maintain an allowance for loan losses to reflect the level of losses determined by management to be inherent in the loan portfolio. However, the level of the allowance and the amount of the provisions would only be estimates based on management’s judgment and regulatory guidance, and actual losses incurred could materially exceed the amount of the allowance or require substantial additional provisions to the allowance, either of which would likely have a material adverse effect on our revenues and net income.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently maintain our executive offices at 750 Washington Boulevard, Stamford, Connecticut 06901. The cost for this space is included in the $10,000 per month fee that Perella Weinberg Partners Group LP charges us for general and administrative services. We consider our current office space adequate for our current operations.

ITEM 3.	LEGAL PROCEEDINGS

As of December 31, 2008, there is no litigation, arbitration or governmental proceeding currently pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our units, common stock and warrants are listed on the NYSE Amex under the symbols “BPW.U,” “BPW” and “BPW.WS,” respectively.

The following table includes the high and low sales prices for our units, common stock and warrants for the periods presented.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2008
First Quarter(1)	$10.00	$9.50	NA	NA	NA	NA
Second Quarter(2)	$9.98	$9.50	$9.34	$9.00	$0.73	$0.50
Third Quarter	$9.85	$9.01	$9.36	$8.90	$0.52	$0.20
Fourth Quarter	$9.14	$8.50	$9.01	$8.36	$0.37	$0.07

(1)	Our units were listed on the NYSE Amex on February 27, 2008. The figures for the first quarter of 2008 are from February 27, 2008 through March 31, 2008.

(2)	Our common stock and warrants were listed on the NYSE Amex on April 1, 2008. The figures for our common stock and warrants are as of April 1, 2008.

Holders

As of December 31, 2008, there were six holders of record of our units, one holder of record of our common stock and one holder of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination. The payment of dividends in the future will depend on our revenues and earnings, if any, capital requirements and general financial condition after our initial business combination is completed. The payment of any dividends subsequent to our initial business combination will be within the discretion of our then-board of directors. It is the present intention of our board of directors to retain any earnings for use in our business operations and, accordingly, we do not anticipate our board declaring any dividends in the foreseeable future.

Recent Sale of Unregistered Securities

On October 31, 2007, we issued an aggregate of 10,781,250 founders’ units to our sponsors for $25,000 in cash, at a purchase price of $0.002 per founders’ unit. Such issuance was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, accredited, wealthy individuals and entities. On November 14, 2007, the sponsors committed to purchase 7,000,000 sponsors’ warrants at a purchase price of $1.00 per sponsors’ warrant in a private placement simultaneously with our initial public offering. On November 16, 2007, the sponsors transferred at cost an aggregate of 377,001 of these founders’ units and committed to transfer at cost an aggregate of 149,466 sponsors’ warrants to our independent directors. On February 19, 2008, the independent directors returned an aggregate of 97,251 founders’ units to the sponsors, and the sponsors returned an aggregate of 3,170,956 founders’ units to us which we have cancelled. Also on February 19, 2008, the sponsors committed to purchase an additional 1,600,000 sponsors’ warrants (for a total of 8,600,000 sponsors’ warrants) from us simultaneously with our initial public offering and the sponsors committed to transfer an additional 105 sponsors’ warrants (for a total of 149,571 sponsors’ warrants) to our independent directors. On February 26, 2008, the independent directors returned an aggregate of an additional 8,823 founders’ units to the sponsors, and the sponsors returned an aggregate of an additional 507,353 founders’ units to us which we have cancelled.

The founders’ units included an aggregate of 926,470 units subject to forfeiture by these stockholders to the extent that the underwriters’ over-allotment is not exercised in full so that they collectively own 15% of the issued and outstanding shares of common stock after our initial public offering. As the underwriters did not exercise their over-allotment option, these units were forfeited on March 27, 2008. The founders’ units consist of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $10.00 per share. The founders’ warrants will become exercisable on the later of February 26, 2009 or our consummation of our initial business combination, in each case, if an only when (x) the last sales price of our common stock equals or exceeds $12.25 per share for any 20 trading days within any 30-trading day period beginning 90 days after our initial business combination and (y) there is an effective registration statement covering the shares of common stock issuable upon exercise of the founders’ warrants. The founders’ warrants will expire on February 26, 2014. The founders’ units may not be sold or transferred until one year after the consummation of our initial business combination.

We also consummated the simultaneous private sale of 8,600,000 sponsors’ warrants at a price of $1.00 per warrant (for an aggregate purchase price of $8,600,000), exercisable for one share of our common stock at a price of $7.50 per share . The sponsors’ warrants were purchased by the sponsors and the issuances were made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act. The sponsors’ warrants will become exercisable on the later of February 26, 2009 or our consummation of our initial business combination and will expire on February 26, 2014. The sponsors’ warrants may not be sold or transferred until we consummate our initial business combination.

No underwriting discounts or commissions were paid with respect to such sales.

Use of Proceeds from First Registered Offering

On March 3, 2008, we consumated our initial public offering of 35,000,000 units with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.50 per share. The units from the initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $350 million. Citigroup Global Markets Inc. acted as bookrunning manager of the initial public offering and as representative of the following underwriters: Citigroup Global Markets Inc., UBS Securities LLC, Piper Jaffray & Co., Sandler O’Neill & Partners, L.P., Ladenburg Thalmann & Co. Inc., Maxim Group LLC and I-Bankers Securities, Inc. The securities sold in our initial public offering were registered under the Securities Act of 1933 on a registration statement on Form S-1 (No. 333-147439). The SEC declared the registration statement effective on February 26, 2008.

We paid a total of $9.1 million in underwriting discounts and commissions and $1,149,069 for other costs and expenses related to our initial public offering. After deducting the underwriting discounts and commissions and the initial public offering expenses, the total net proceeds to us from our initial public offering were $348,650,000, which was deposited into the trust account and the remaining proceeds of approximately $100,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust account remain on deposit in the trust account and have earned approximately $3.4 million in interest of which approximately $1.5 million has been disbursed for income taxes and working capital purposes through December 31, 2008.

Repurchase of Securities

None.

Stock Price Performance Graph

The graph below compares the cumulative total return of our common stock from April 1, 2008, the date that our common stock first became separately tradable, through December 31, 2008 with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on our the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Annual Report for the fiscal year ended December 31, 2008 and for the periods from October 12, 2007 (inception) to December 31, 2007 and 2008. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this Annual Report.

	Year ended December 31, 2008	Period from October 12, 2007 to December 31, 2007	Period from October 12, 2007 to December 31, 2008
Statement of Operations Data:
Net sales	$—	$—	$—
Loss from operations	(469,442)	(1,138)	(470,580)
Interest and dividend income	3,393,450	1,044	3,394,494
Net income (loss)	1,929,908	(94)	1,929,814

Net income (loss) per share – basic (excludes shares subject to possible redemption)	$0.07	$—	$0.08

Net income (loss) per share – diluted (excludes shares subject to possible redemption)	$0.06	$—	$0.07

Balance Sheet Data:

	December 31,
	2008	2007
Cash	$31,848	$199,042
Cash equivalent held in Trust Account	350,530,373	—
Total assets	350,769,031	695,906
Deferred underwriters’ fee	10,010,000	—
Common stock subject to redemption	122,009,990	—
Stockholders’ equity	218,285,755	24,906

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

We are a blank check company, formed on October 12, 2007, to effect a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses in the financial services or business services industries. We intend to effect such initial business combination using cash from the proceeds of our recently completed initial public offering and the private placements of the sponsors’ warrants, our capital stock, debt or a combination of cash, stock and debt.

The registration statement for our initial public offering was declared effective on February 26, 2008 (the “Effective Date”). We consummated our initial public offering on March 3, 2008 and received gross proceeds of $350,000,000 from the initial public offering and $8,600,000 from the sale of the sponsors’ warrants. We sold 35,000,000 units at the offering price of $10.00 per unit. Each unit consists of one share of our common stock and one warrant. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $7.50 commencing the later of the completion of a our initial business combination or one year from the Effective Date and expiring six years from the Effective Date. We may redeem the warrants, at a price of $0.01 per warrant upon 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $13.25 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which the notice of redemption is given. In accordance with the warrant agreement relating to the warrants, we are only required to use our best efforts to maintain the effectiveness of the registration statement covering the warrants. We will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such warrant shall not be entitled to exercise such warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will we be required to net cash settle the warrant exercise. Consequently, the warrants may expire unexercised and unredeemed.

Pursuant to an amended and restated sponsors’ warrants subscription agreement dated February 19, 2008, our sponsors have purchased from us, in the aggregate, 8,600,000 sponsors’ warrants for $8,600,000. The purchase and issuance of the sponsors’ warrants occurred simultaneously with the consummation of our initial public offering on a private placement basis. All of the proceeds we received from these purchases were placed in the trust account. The sponsors’ warrants are identical to the warrants included in the units sold in our initial public offering, except that (i) the sponsors’ warrants will not be transferable or salable (except to permitted transferees) until we complete our initial business combination, (ii) they are exercisable at the discretion of the holder for cash or on a cashless basis and (iii) are non-redeemable by us so long as they are held by the sponsors or their permitted transferees. If we do not complete an initial business combination, then the $8,600,000 paid in consideration for the sponsors’ warrants will be part of the liquidating distribution to our public stockholders, and the sponsors’ warrants will expire worthless.

We entered into an underwriting agreement with the underwriters of our initial public offering. The underwriting agreement required us to pay 2.6% of the gross proceeds of the initial public offering as an underwriting discount plus an additional 4.4% of the gross proceeds only upon consummation of our initial business combination. We paid an underwriting discount of 2.6% of the gross proceeds ($9,100,000) in connection with the consummation of our initial public offering and have placed 4.4% of the gross proceeds ($15,400,000) in the trust account. We did not pay any discount related to the sponsors’ warrants sold in the private placements. The underwriters have waived their right to receive payment of the 4.4% of the gross proceeds upon the our liquidation if we are unable to complete our initial business combination.

Results of Operations and Known Trends or Future Events

Through December 31, 2008, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have not generated any revenues, other than interest income earned on the proceeds of our initial public offering. As of December 31, 2008, approximately $350.5 million was held in the trust account (including $15.4 million of deferred underwriting commissions, $8.6 million from the sale of warrants to the initial stockholders and approximately $1.9 million in income earned) and we had cash outside of trust of approximately $32,000.

For the twelve months ended December 31, 2008, we earned approximately $3.4 million in interest income. All of our funds in the trust account are invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 that only invest in such “government securities” having a maturity of 180 days or less. As of December 31, 2008, the funds in the trust account were invested in the “Dreyfus Treasury Prime Cash Management” money market fund, a fund which invests exclusively in U.S. Treasury securities.

We have agreed to pay Perella Weinberg Partners Group LP, an affiliate of one of our sponsors, a total of $10,000 per month for office space and administrative services, including secretarial support. During the year ended December 31, 2008, we paid $100,000 under this agreement.

Liquidity and Capital Resources

Since inception and through the twelve months ended December 31, 2008, we disbursed an aggregate of approximately $11,457,000, out of the proceeds of our initial public offering not held in trust for the following purposes:

•	$9,100,000 for underwriting discounts and commissions;

•	$1,149,000 for offering costs;

•	$860,000 for income taxes;

•	$100,000 for administrative services;

•	$163,000 for D&O insurance;

•	$57,000 for professional fees; and

•	$28,000 other.

In addition, during 2008 we repaid $250,000 of loans from our sponsors.

We believe we will have sufficient available funds outside of the trust account to operate through December 31, 2009, assuming that a business combination is not consummated during that time. However, we cannot assure you this will be the case. Over this time period, we currently anticipate incurring expenses for the following purposes:

•	due diligence and investigation of prospective target businesses;

•	legal and accounting fees relating to our SEC reporting obligations and general corporate matters;

•	structuring and negotiating a business combination, including the making of a down payment or the payment of exclusivity or similar fees and expenses; and

•	other miscellaneous expenses.

As indicated in the accompanying audited financial statements, at December 31, 2008, we had out of trust cash of approximately $32,000 and approximately $217,000 in accounts payable and accrued expenses and approximately $247,000 on income taxes payable related to income earned on the proceeds of our initial public offering held in the trust account. We expect to incur significant costs in pursuit of its acquisition plans. There is no assurance that our plans to consummate a business combination will be successful or successful within the target business acquisition period. These factors, among others, raise substantial doubt about our ability to continue operations as a going concern. The accompanying financial statements do not include any adjustments that may result from the outcome of this uncertainty.

Off Balance Sheet Requirements

We have no obligations, assets or liabilities which would be considered off-balance sheet arrangements. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for purposes of off-balance sheet arrangements.

We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities or entered into any options on non-financial assets.

Contractual Obligations

We do not have any long term debt, capital lease obligations, operating lease obligations or long term liabilities other than a monthly fee of $10,000 for office space and certain office and secretarial services payable to Perella Weinberg Partners Group LP, an affiliate of one of our sponsors. We began incurring this fee on February 26, 2008 and will continue to incur this fee monthly until the completion of our initial business combination or our liquidation.

Critical Accounting Policies

Accounting and Reporting by Development Stage Enterprises

We comply with the accounting and reporting requirements of Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting by Development Stage Enterprises.”

Redeemable Common Stock

We account for redeemable common stock in accordance with the Financial Accounting Standards Board’s (“FASB”) Emerging Issue Task Force D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”) which provides that securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a liquidation event, the redeemable securities should not be classified outside of permanent equity.

Income (Loss) per Common Share

We comply with the accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share.” Basic income (loss) per common share for all periods is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period. We use the treasury stock method to calculate potentially dilutive shares, as if they were converted into common stock at the beginning of the period.

Our statement of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Basic and diluted income (loss) per common share for the maximum number of shares subject to possible redemption is calculated by dividing the net interest income attributable to common shares subject to redemption ($0 for the year ended December 31, 2008) by the weighted average number of shares subject to possible redemption. Basic and diluted income (loss) per common share for the shares outstanding not subject to possible redemption is calculated by dividing the net income (loss) exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption.

Income Taxes

We comply with SFAS 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

We also comply with the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. We adopted FIN 48 on the inception date, October 12, 2007. We did not recognize any adjustments for uncertain tax positions during the year ended December 31, 2008.

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

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) replaces SFAS No. 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require us to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. The adoption of SFAS No. 141(R) will not have a material impact on our financial statements; however, it could impact future transactions entered into by us.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51”. SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year. SFAS No. 160 applies prospectively as of the beginning of the fiscal year SFAS No. 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS No. 160 will not have a material impact on our financial statements; however, it could impact future transactions entered into by us.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on our results of operations or financial position; however, it could impact future transactions entered into by us.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2008, our efforts were limited to organizational activities, activities relating to our initial public offering and activities involving searching for an acquisition target; we had neither engaged in any income producing operations nor generated any revenues other than the interest earned on the proceeds of our initial public offering.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $348,650,000 of the net offering proceeds (which includes $15.4 million of the proceeds attributable to the underwriters’ deferred discount from the initial public offering) has been placed in a trust account maintained by Mellon Bank, N.A., as account agent. As of December 31, 2008, the balance of the trust account was $350,530,373 which includes $1,880,373 of dividends earned since the inception of the trust account, net of allowable disbursements. The proceeds of our initial public offering held in trust have only been invested in U.S. “government securities” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 that only invest in such “government securities” having a maturity of 180 days or less. As of December 31, 2008, the proceeds held in trust were invested in the “Dreyfus Treasury Prime Cash Management” money market fund, a fund which invests exclusively in U.S. Treasury securities. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. The seven-day simple annualized yield ending on December 31, 2008 was 0.11%. Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

We have not engaged in any hedging activities since our inception. We do not currently expect to engage in any hedging activities.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements appear following Item 15 of this Annual Report and are incorporated herein by reference.

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A(T).	CONTROLS AND PROCEDURES

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

During the fourth fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting during the fourth fiscal quarter.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Gary S. Barancik	44	Chief Executive Officer
Michael E. Martin	53	Chairman of the Board
Joseph R. Perella	67	Vice Chairman, Director
Michael A. Kramer	40	Senior Vice President
Mark C. Monaco	43	Senior Vice President
Richard J. (Arjay) Jensen	37	Senior Vice President, Secretary
Roger W. Einiger.	61	Director
J. Richard Fredericks	63	Director
Wolfgang Schoellkopf	76	Director

Gary S. Barancik has been our Chief Executive Officer since March 6, 2009. Mr. Barancik has been a Partner since October 2006 in Perella Weinberg Partners LP’s (“Perella Weinberg Partners”) strategic advisory group and has approximately 20 years of investment banking experience. From 2003 to 2006, Mr. Barancik was a private investor. From 1987 to 2003, Mr. Barancik held various positions, including Managing Director in Morgan Stanley’s Mergers and Acquisitions Department. His career has focused on the analysis and execution of highly complex restructuring, merger, acquisition and divestiture transactions, including debt restructurings, leveraged acquisitions, joint ventures, recapitalizations, hostile takeover and defense assignments and minority investments, in addition to traditional acquisitions and divestitures. Mr. Barancik received a BSEcon degree, summa cum laude, from the Wharton School in 1985 and an M.B.A., with High Distinction, from Wharton in 1987.

Michael E. Martin has been our Chairman of the Board since our inception and was our Chief Executive Officer from our inception until March 6, 2009. As of March 30, 2009, Mr. Martin has been a Managing Director at Warburg Pincus LLC. From February 2006 to December 31, 2008, Mr. Martin was President of BNYH, the asset and investment management firm of the Lerner family. Prior to joining BNYH, Mr. Martin was a Vice Chairman and Managing Director of UBS Investment Bank. At UBS Mr. Martin was the Global Head of the Financial Institutions Group with responsibility for delivering merger and acquisition and corporate finance advice to UBS clients on a global basis. Mr. Martin was a member of the UBS Investment Bank Board and its Global Executive Committee. Prior to joining UBS in April 2002, Mr. Martin was a Managing Director of Credit Suisse First Boston, where he was a Global Co-Head of the Financial Institutions Group. Mr. Martin joined the First Boston Corporation in August 1987 and spent his 15 years there providing strategic advice to financial institutions. Mr. Martin was an associate practicing corporate law at Wachtell, Lipton, Rosen and Katz from January 1983 until August 1987. From August 1982 until January 1983, Mr. Martin was a clerk to the Honorable Stephen Reinhardt, of the United States Court of Appeals for the Ninth Circuit. Mr. Martin is a member of the Board of Directors of Aston Villa Football Club (an English Premier League football team) and Arena Media Networks, LLC (a digital advertising company). Mr. Martin holds a B.S. in economics from Claremont Men’s College and a J.D. from Columbia University School of Law. Mr. Martin is a member of the bar of the State of New York.

Joseph R. Perella has been our Vice Chairman and one of our Directors since our inception. Mr. Perella is a founding partner of PWP and has been its Chairman since June 2006. Prior to founding PWP, Mr. Perella held senior positions at Morgan Stanley, including Vice Chairman of Morgan Stanley from 1993 to 2005, and Chairman of Institutional Securities and Investment Banking and Worldwide Head of Morgan Stanley’s Investment Banking Division. Mr. Perella was a member of Morgan Stanley’s Management Committee since joining Morgan Stanley in 1993. In 1988, Mr. Perella co-founded Wasserstein Perella & Co. and was Chairman until September 1993. From 1972 to 1988, Mr. Perella held senior posts at First Boston. Mr. Perella’s investment banking experience of more than 35 years includes strategic assignments for leading companies in virtually every industry and region of the world. Mr. Perella holds a B.S. degree from Lehigh University and an M.B.A. degree from Harvard Business School.

Michael A. Kramer has been a Senior Vice President since our inception. Mr. Kramer is a partner of PWP. Prior to joining PWP, he founded Kramer Capital Partners in 2005, an independent, privately-held investment banking firm providing financial advisory services and capital in a broad range of transformational corporate transactions. Prior to joining PWP, Mr. Kramer was a partner and member of the Management Committee at Greenhill & Co., a boutique investment banking firm, from 2001 to 2005. From 1990 to 2001, Mr. Kramer held various senior positions including being a member of the board of directors at Houlihan Lokey Howard & Zukin, Inc. (“HLHZ”). At HLHZ, in addition to his significant client and managerial responsibilities Mr. Kramer was also actively involved in the founding, development and management of HLHZ’s merchant banking and principal activities. Mr. Kramer’s investment banking and investing activities relate to companies in various industries and countries around the world. In addition to the foregoing, Mr. Kramer serves as an independent director on several boards of directors, including: U.S. Power Generating (a wholesale power generation company), Pacific Crossing Ltd (a telecommunications company), Trump Entertainment Resorts (a casino company), and Unity Media SCA (a German cable company). Mr. Kramer holds a B.S. degree from the California State University at Northridge.

Mark C. Monaco has been a Senior Vice President since our inception. Mr. Monaco has been a private investor since January 2009. From January 2007 to December 31, 2008, Mr. Monaco was Head of Principal Investments at BNYH, where he was responsible for the firm’s direct investment activity, with particular focus on the financial services, business services, defense and security, and sports and sports media industries. Prior to joining BNYH, Mr. Monaco was a Managing Director at Windward Capital Management, LLC, a middle market private equity firm from 1996 to 2006. Prior to Windward, Mr. Monaco was the Director of Finance and Corporate Development at Credit Suisse First Boston focused on the firm’s strategic planning and merger and acquisition activity. From 1990 to 1995 he worked in the financial institutions group at Credit Suisse First Boston, where he was a Vice President. Mr. Monaco currently serves on the Boards of Directors of Surefire Holdings, LLC (a manufacturer of lighting systems for the military and law enforcement), Arena Media Networks, LLC (a digital advertising company) and Charter Brokerage Holdings, LLC (a customs brokerage). He is a past Chairman of the Board of Retriever Payments Systems, Inc. (a credit card processor) and Financial Pacific Leasing Corp. (an equipment leasing company). Mr. Monaco earned his M.B.A. from The University of Pennsylvania, The Wharton Graduate School of Business, and received his undergraduate degree from Harvard University.

Richard J. (Arjay) Jensen has been a Senior Vice President since our inception. Mr. Jensen joined PWP in 2006 and became a Managing Director in January 2009. Prior to joining PWP, Mr. Jensen was a Vice President at Goldman Sachs in the Investment Banking Division’s Financial Institutions Group where he focused on providing strategic and merger and acquisition advisory services to financial services clients. Mr. Jensen was at Goldman Sachs from 2000 to 2006. Prior to attending business school, Mr. Jensen worked in Corporate Banking at Mercantile Bank of St. Louis. Mr. Jensen holds a B.A. degree from the University of Michigan and an M.B.A. from Duke University where he was a Fuqua Scholar.

Roger W. Einiger has served as a Director of our company since the closing of our initial public offering. Mr. Einiger has served as President of Hardscrabble Advisors, LLC, a private investment firm for the past five years. He previously spent three decades at Oppenheimer & Co. and its successor companies, most recently serving as Vice Chairman. Mr. Einiger joined Oppenheimer in 1969. He was named Executive Vice President and Chief Administrative Officer in 1983 and Vice Chairman in 1992. Following the sale of the firm in 1997, he served as Vice Chairman of CIBC Oppenheimer Corp. and as consultant to Canadian Imperial Bank of Commerce until 2001. Mr. Einiger is a Director of Avatar Holdings, Inc. He serves on the Executive Committees of the Boards of the Albert Einstein College of Medicine, Big Brothers/Big Sisters of New York and the Jewish

Communal Fund. Mr. Einiger has served on the Investment Committee of Yeshiva University since December 2008 and serves on the Finance Committee of UJA-Federation of New York. Mr. Einiger earned a B.S. in Economics from the Wharton School of the University of Pennsylvania in 1969 and an M.B.A. from the New York University School of Business in 1973.

Ambassador J. Richard Fredericks has served as a Director of our company since the closing of our initial public offering. Ambassador Fredericks has served since 2002 as a Managing Director of Main Management, a money management firm that invests exclusively in Exchange Traded Funds. Ambassador Fredericks began at Dean Witter in 1970 as a securities analyst and joined Shuman, Agnew and Company five years later as a partner. In 1977, he joined Montgomery Securities (now Banc of America Securities) as a partner and later Senior Managing Director in Investment Research, covering the banking and financial service area. In 1995, Ambassador Fredericks formally changed roles to oversee the firm’s investment banking effort for the financial industry in the areas of commercial banking, thrifts, and financial technology. For 17 consecutive years, Ambassador Fredericks was chosen by Institutional Investor Magazine as an “All-American” Research Analyst, covering the commercial banking industry. Ambassador Fredericks served as United States Ambassador to both Switzerland and to Liechtenstein from 1999 to 2001. Ambassador Fredericks received a B.S. in Business Administration from Georgetown University and an M.B.A. from Columbia University. Ambassador Fredericks is currently on the Board of Directors of the Janus Capital Group; the Board of Regents of Georgetown University and Georgetown’s Robert Emmett McDonough School of Business; the Library of Congress Trust Fund Board; the Board of Regents of St. Ignatius College Preparatory School; the Advisory Board of Financial Technology Ventures; the Board of the Swiss/American Chamber in San Francisco and serves as Chairman of the San Francisco-Zurich Initiative.

Wolfgang Schoellkopf has served as a Director of our company since the closing of our initial public offering. Mr. Schoellkopf has been a Managing Partner of Lykos Capital Management, LLC, a private equity management company since 2003. Mr. Schoellkopf was the Chief Executive Officer of Bank Austria Group’s U.S. operations from 2000 to 2001. Prior to this, Mr. Schoellkopf was Vice Chairman and Chief Financial Officer of First Fidelity Bancorporation from 1990 to 1996 and Executive Vice President and Treasurer of The Chase Manhattan Bank from 1979 to 1988. Mr. Schoellkopf also held various officer positions with The Chase Manhattan Bank from 1963 to 1988. Mr. Schoellkopf has been a Director of SLM Corporation since 1997 and has been a Director of Sovereign Bank Corporation since 2009.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2008, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Audit Committee

Effective March 3, 2008 we established an audit committee of our board of directors, which consists of Mr. Einiger, Mr. Fredericks and Mr. Schoellkopf, each of whom has been determined to be “independent” as defined in Rule 10A-3 of the Exchange Act and the rules of the NYSE Amex. The audit committee’s duties, which are specified in our Audit Committee Charter, include, but are not limited to:

•

reviewing and discussing with management and the independent auditor the annual audited financial statements, and recommending to the board of directors whether the audited financial statements should be included in our Annual Report on Form 10-K;

•

discussing with management and the independent auditor significant financial reporting issues and judgments made in connection with the preparation of our financial statements, including monitoring compliance on a quarterly basis with the terms of our initial public offering and, if any noncompliance is identified, taking all action necessary to rectify such noncompliance or otherwise causing compliance with the terms of our initial public offering;

•	discussing with management major risk assessment and risk management policies;

•	monitoring the independence of the independent auditor;

•	verifying the rotation of the lead (or coordinating) audit partner having primary responsibility for the audit and the audit partner responsible for reviewing the audit as required by law;

•	reviewing and approving all related-party transactions;

•	inquiring and discussing with management our compliance with applicable laws and regulations;

•	pre-approving all audit services and permitted non-audit services to be performed by our independent auditor, including the fees and terms of the services to be performed;

•	appointing or replacing the independent auditor;

•

determining the compensation and oversight of the work of the independent auditor (including resolution of disagreements between management and the independent auditor regarding financial reporting) for the purpose of preparing or issuing an audit report or related work;

•

establishing procedures for the receipt, retention and treatment of complaints received by us regarding accounting, internal accounting controls or reports which raise material issues regarding our financial statements or accounting policies; and

•	approving reimbursement of expenses over $10,000 incurred by our management team in identifying potential target businesses.

Financial Expert on Audit Committee

The audit committee will at all times be composed exclusively of “independent directors” who are “financially literate” as defined under the NYSE Amex listing standards. The NYSE Amex listing standards define “financially literate” as being able to read and understand fundamental financial statements, including a company’s balance sheet, income statement and cash flow statement.

In addition, we must certify to the NYSE Amex that the committee has, and will continue to have, at least one member who has past employment experience in finance or accounting, requisite professional certification in accounting, or other comparable experience or background that results in the individual’s financial sophistication. The board of directors has determined that Mr. Schoellkopf satisfies the NYSE Amex’s definition of financial sophistication and also qualifies as an “audit committee financial expert,” as defined under rules and regulations of the SEC.

Code of Ethics and Committee Charters

In February 2008, we adopted a code of ethics that applies to our officers, directors and employees and have filed copies of our code of ethics and our board committee charters as exhibits to the registration statement on Form S-1. You will be able to review these documents by accessing our public filings at the SEC’s web site at www.sec.gov. In addition, a copy of the code of ethics will be provided without charge upon request to us. We intend to disclose any amendments to or waivers of certain provisions of our code of ethics in a Current Report on Form 8-K.

ITEM 11.	EXECUTIVE COMPENSATION

None of our officers or directors has received, earned or been awarded or paid any compensation for services rendered to us in any capacity. Since the closing of our initial public offering, we have paid Perella Weinberg Partners Group LP, an affiliate of one of our sponsors, Perella Weinberg Partners Acquisition LP, $10,000 per month for office space and certain office and secretarial services. This arrangement was agreed to by Perella Weinberg Partners Group LP for our benefit and is not intended to provide Perella Weinberg Partners Group LP compensation in lieu of salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party. Other than this $10,000 per-month fee, no compensation of any kind, whether from us or any entity affiliated with us, including finder’s and consulting fees, will be paid to, awarded to or earned by any of our founders, sponsors, officers or directors, in each case in any capacity, or to any of their respective affiliates, for any services rendered prior to or in connection with the consummation of our initial business consummation. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of out-of-pocket expenses that could be incurred; provided, however, that to the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and interest income of up to $4.0 million, subject to adjustment, on the balance in the trust account that may be released to us for working capital purposes, such out-of-pocket expenses would not be reimbursed by us unless we consummate our initial business combination. After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2008, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
BNYH BPW Holdings LLC(2) (our sponsor)	2,960,830	7.2%
Perella Weinberg Partners Acquisition LP(3) (our sponsor)	2,960,830	7.2%
Joseph R. Perella(3)	2,960,830	7.2%
Roger W. Einiger	84,937	0.2%
J. Richard Fredericks	84,937	0.2%
Wolfgang Schoellkopf	84,937	0.2%
Integrated Core Strategies (US) LLC(4)	4,896,622	11.9%
Weiss Multi-Strategy Advisers LLC(5)	3,000,000	7.3%
QVT Financial LP(6)	2,614,300	6.4%
Fir Tree, Inc.(7)	2,328,700	5.7%
Hartz Capital, Inc.(8)	2,236,996	5.4%
Basso Capital Management LP(9)	2,177,100	5.3%
All directors and executive officers as a group	3,215,641	7.8%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o BPW Acquisition Corp., 750 Washington Blvd., Stamford, CT 06901.

(2)	BNYH BPW Holdings LLC is the beneficial owner of our shares. BNYH is the sole manager of BNYH BPW Holdings LLC and has voting and dispositive power over the shares of our common stock that BNYH BPW Holdings LLC owns. Mr. Randolph Lerner is the Chairman of BNYH, which is wholly owned by The Alfred Lerner Trust dated June 29, 2001, of which Mr. Lerner is a trustee. Mr. Lerner disclaims beneficial ownership of any shares of our common stock in which he does not have a pecuniary interest.

(3)	PWP Acquisition GP LLC is the general partner of Perella Weinberg Partners Acquisition LP and is an entity controlled by PWP. Mr. Perella is the Chairman of PWP which has voting and dispositive power over the shares of our common stock that Perella Weinberg Partners Acquisition LP owns. Mr. Perella disclaims beneficial ownership of any shares of our common stock in which he does not have a pecuniary interest.

(4)	Based on Amendment No. 2 to a Schedule 13G filed with the SEC on November 12, 2008 on behalf of Integrated Core Strategies (US) LLC, a Delaware limited liability company (“Integrated Core”), Millennium Management LLC, a Delaware limited liability company (“Millennium”), and Israel A. Englander, a US citizen. Integrated Core is the beneficial owner of 4,896,622 shares of our common stock. Millennium is the general partner of Integrated Holding Group LP, which is the managing member of Integrated Core and consequently may be deemed to have shared voting and investment discretion over the shares of our common stock owned by Integrated Core. Mr. Englander is the managing member of Millennium and may be deemed to have shared voting and investment discretion over the shares of our common stock deemed to be beneficially owned by Millennium. The business address for each of these entities and Mr. Englander is 666 Fifth Avenue, New York, New York 10103.

(5)	Based on a Schedule 13G filed with the SEC on March 4, 2008 on behalf of Weiss Multi-Strategy Advisers LLC, a Delaware limited liability company, George A. Weiss, a US citizen, and Frederick E. Doucette III, a US citizen. The business address for Weiss Multi-Strategy Advisers LLC, Mr. Weiss and Mr. Doucette III is One State Street, 20th Floor, Hartford, CT 06103.

(6)	Based on a Schedule 13G filed with the SEC on October 23, 2008 on behalf of QVT Financial LP, a Delaware limited partnership (“QVT Financial”), QVT Financial GP LLC, a Delaware limited liability company, QVT Fund LP, a Cayman Islands limited partnership (the “Fund”), and QVT Associates GP LLC, a Delaware limited liability company. QVT Financial is the investment manager for the Fund, which beneficially owns 2,300,672 shares of our common stock, Quintessence Fund L.P. (“Quintessence”), which beneficially owns 234,143 shares of our common stock, and a separate discretionary account managed for Deutsche Bank AG (the “Separate Account”), which holds 70,485 shares of our common stock. QVT Financial has the power to direct the vote and disposition of the 2,614,300 shares of our common stock held by each of the Fund, Quintessence and held in the Separate Account. QVT Financial GP LLC is the general partner of QVT Financial and may be deemed to beneficially own the same number of shares of common stock reported by QVT Financial. QVT Associates GP LLC is the general partner of the Fund and may be deemed to beneficially own the aggregate number of shares owned by the Fund and Quintessence and accordingly, may be deemed to beneficially own an aggregate of 2,543,815 of shares of our common stock. The business address for QVT Financial, QVT Financial GP LLC and QVT Associates GP LLC is 1177 Avenue of the Americas, 9th Floor, New York, New York 10036. The business address for the Fund is Walkers SPV, Walker House, 87 Mary Street, George Town, Grand Cayman, KY1-9002 Cayman Islands.

(7)	Based on a Schedule 13G filed with the SEC on August 21, 2008 on behalf of Fir Tree, Inc., a New York corporation (“Fir Tree”), Fir Tree SPAC Holdings 1, LLC, a Delaware limited liability company (“SPAC Holdings 1”), and Fir Tree SPAC Holdings 2, LLC, a Delaware limited liability company (“SPAC Holdings 2”). Fir Tree is the investment manager of SPAC Holdings 1, which is the beneficial owner of 1,128,700 shares of our common stock, and SPAC Holdings 2, which is the beneficial owner of 1,200,000 shares of our common stock. Fir Tree has been granted investment decision over the 2,328,700 shares of our common stock held by SPAC Holdings 1 and SPAC Holdings 2. The business address for each of these entities is 505 Fifth Avenue, 23rd Floor, New York, New York 10017.

(8)	Based on a Schedule 13G filed with the SEC on August 27, 2008 on behalf of Hartz Capital, Inc., a New Jersey corporation, and Hartz Capital Investments, LLC, a New Jersey limited liability company. Hartz Capital, Inc. is the manager of Hartz Capital Investments, LLC. The business address for each of these entities is 400 Plaza Drive, Secaucus, NJ 07094.

(9)	Based on a Schedule 13G filed with the SEC on July 9, 2008 on behalf of Basso Fund Ltd., a Cayman Islands exempted company (“Basso Fund”), Basso Multi-Strategy Holding Fund Ltd., a Cayman Islands exempted company (“Multi-Strategy Holding Fund”), Basso Capital Management, L.P., a Delaware limited partnership (“BCM”), Basso GP, LLC, a Delaware limited liability company (“Basso GP”), Howard I. Fischer, a US citizen, Philip Platek, a US citizen, John Lepore, a US citizen, and Dwight Nelson, a US citizen. BCM, as the investment manager of Basso Fund and Multi-Strategy Holding Fund, is deemed to beneficially own the 2,177,100 shares of our common stock, of which 138,055 shares are owned by Basso Fund and 2,039,045 are owned by Multi-Strategy Holding Fund. Basso GP, as the general partner of BCM, is deemed to beneficially own the 2,177,100 shares of our common stock beneficially owned by BCM. Each of Howard I. Fischer, Philip Platek, John Lepore and Dwight Nelson are controlling persons of Basso GP, and such capacity are deemed to beneficially own the 2,177,100 shares of our common stock beneficially owned by Basso GP. The business address for each of BCM, Basso GP and each of the individuals is 1266 East Main Street, 4th Floor, Stamford, Connecticut 06902. The business address for each of Basso Fund and Multi-Strategy Holding Fund is c/o M&C Corporate Services Limited, PO Box 309GT, Ugland House, South Church Street, George Town, Grand Cayman, Cayman Islands, British West Indies.

Simultaneously with the closing of our initial public offering, our sponsor purchased warrants to purchase 8,600,000 shares of our common stock. The warrants were purchased at a price of $1.00 per warrant and have an exercise price of $7.50 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On October 31, 2007 our sponsors purchased an aggregate of 10,781,250 founders’ units, for an aggregate purchase price of $25,000 in cash, or approximately $0.0023 per unit. Subsequently, on February 19, 2008, our sponsors returned to us an aggregate of 3,170,956 of such founders’ units, which we have cancelled, and on February 26, 2008, our sponsors returned to us an aggregate of an additional 507,353 of such founders’ units which we have cancelled. Our sponsors transferred to our independent directors at cost an aggregate of 150,000 of these founders’ units. In addition, our independent directors have entered into an agreement with our sponsors pursuant to which, for an aggregate purchase price of $150,000, they have purchased from our sponsors an aggregate of an additional 120,927 of the founders’ units held by our sponsors and purchased from our sponsors an aggregate of 149,571 of the sponsors’ warrants purchased by our sponsors immediately following the consummation of our initial public offering.

Our sponsors also purchased 8,600,000 warrants, which we refer to as sponsors’ warrants, from us in a private placement which took place simultaneously with the closing of our initial public offering. Each sponsors’ warrant entitles the holder to purchase one share of our common stock. The sponsors’ warrants are exercisable at the discretion of the holder for cash or on a cashless basis and will be non-redeemable by us, in each case, so long as they are held by the sponsors or their affiliates or other permitted transferees. In addition, the sponsors’ warrants and the underlying common stock are entitled to registration rights under an agreement signed concurrently with the consummation of our initial public offering.

In addition, our sponsors have entered into an agreement with Citigroup Global Markets Inc. in accordance with the guidelines of Rule 10b5-1 of the Exchange Act, pursuant to which they have placed limit orders for an aggregate of up to $25.0 million of our common stock during the buyback period. Brooklyn NY Holdings LLC and Perella Weinberg Partners Group LP have agreed to contribute to the capital of BNYH BPW Holdings LLC and Perella Weinberg Partners Acquisition LP, respectively, sufficient funds for them to meet their respective obligations under these limit order agreements. These limit orders will require the sponsors to purchase any of our shares of common stock offered for sale (and not purchased by another investor) at or below a price equal to the per share amount held in our trust account as reported in our initial proxy statement filed with the SEC relating to our initial business combination, until the earlier of (i) the expiration of the buyback period or (ii) until such purchases reach $25.0 million in total. The purchase of such shares will be made by Citigroup Global Markets Inc. It is intended that such purchases will satisfy the conditions of Rule 10b-18(b) under the Exchange Act and the broker’s purchase obligation will otherwise be subject to applicable law including Regulation M under the Exchange Act which may prohibit or limit purchases pursuant to the limit order agreements in certain circumstances. Our sponsors have agreed that they will not sell or transfer any shares of common stock purchased by them pursuant to these agreements until 180 days after we have consummated an initial business combination, and will vote all such shares (i) in favor of our initial business combination, (ii) in favor of an amendment to our amended and restated certificate of incorporation to provide for an extension of our corporate existence to up to 30 months from the effective date of the registration statement on Form S-1 filed in connection with our initial public offering in the event we have entered into a definitive agreement for, but have not yet consummated, our initial business combination, and (iii) in favor of an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence in connection with a vote to approve our initial business combination. In addition, our founders, sponsors, officers and directors will participate in any liquidation distributions with respect to any shares of common stock purchased by them following consummation of the offering, including, with respect to the sponsors, shares purchased pursuant to such limit orders, in the event we fail to consummate an initial business combination.

Concurrently with the consummation of our initial public offering, we entered into a registration rights agreement with our founders and sponsors with respect to securities held by them from time to time, including the founders’ units, founders’ common stock, founders’ warrants, sponsors’ warrants and underlying shares, and any shares purchased by our sponsors pursuant to the limit orders described above. The registration rights agreement provides that, in certain instances, the holders (and affiliates and other permitted transferees) of a majority of these securities may require us to register any of our securities held by them on a registration statement filed under the Securities Act. The registration rights will become exercisable with respect to the securities at any time after our initial business combination, provided that any such registration statement would not become effective until after the lock-up period applicable to the securities being registered, and provided further that with respect to the founders’ warrants, such warrants must also have become exercisable. We will bear the expenses incurred in connection with filing any such registration statement. These stockholders, in certain instances, will be entitled to make up to three demands that we register such securities for resale on a registration statement filed under the Securities Act. In addition, these stockholders will have “piggy-back” registration rights to include their securities in other registration statements filed by us.

Our sponsors have loaned to us an aggregate of $250,000 to cover expenses related to our initial public offering. The loans were payable without interest on the earlier of October 31, 2008 or the consummation of our initial public offering. The notes were repaid in full on March 3, 2008.

We will reimburse our management team for any reasonable out-of-pocket business expenses incurred by them in connection with certain activities on our behalf such as identifying and investigating possible target businesses and business combinations. There is no limit on the amount of out-of-pocket expenses that could be incurred; provided, however, that to the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and interest income of up to $4.0 million, subject to adjustment, on the balance in the trust account, such out-of-pocket expenses would not be reimbursed by us unless we consummate our initial business combination. Our audit committee will review and approve all payments made to our officers, directors and affiliates, and any payments made to members of our audit committee will be reviewed and approved by our board of directors, with the interested director or directors abstaining from such review and approval.

In order to minimize conflicts of interest that may arise from PWP’s and BNYH’s business activities, we entered into a business opportunity right of first review agreement with each of PWP and BNYH. Pursuant to this agreement, each of PWP and BNYH agreed that, from the date of the final prospectus of our initial public offering until the consummation of our initial business combination (or our liquidation in the event we do not consummate an initial business combination), we have a right of first review with respect to certain business combination opportunities of each of PWP and BNYH. Each of PWP and BNYH will, and will cause the companies or entities under its respective management to, first offer any such business combination opportunity to us (subject to any pre-existing fiduciary obligations it may have and other exceptions) and will not pursue such business combination opportunity unless and until a majority of our disinterested directors have determined for any reason that we will not pursue such opportunity.

Perella Weinberg Partners Group LP has agreed to, from the date of the closing of our initial public offering through the earlier of our consummation of our initial business combination or our liquidation, make available to us office space and certain office and secretarial services, as we may require from time to time. We have agreed to pay Perella Weinberg Partners Group LP $10,000 per month for these services pursuant to the terms of a Services Agreement. However, this arrangement is solely for our benefit and is not intended to provide Perella Weinberg Partners Group LP compensation. We believe that the fee charged by Perella Weinberg Partners Group LP is at least as favorable as we could have obtained from an unaffiliated person.

After our initial business combination, members of our management team who remain with us may be paid consulting, management or other fees from the combined company with any and all amounts being fully disclosed to stockholders, to the extent then known, in the proxy solicitation materials furnished to our stockholders. It is unlikely that the amount of such compensation will be known at the time of a stockholder meeting held to consider our initial business combination, as it will be up to the directors of the post-combination business to determine executive and director compensation. In this event, such compensation will be publicly disclosed at the time of its determination in a Current Report on Form 8-K, as required by the SEC.

All ongoing and future transactions between us and any member of our management team or their respective affiliates, including loans by members of our management team, will be on terms believed by us at that time, based upon other similar arrangements known to us, to be no less favorable than are available from unaffiliated third parties. Such transactions or loans, including any forgiveness of loans, will require prior approval in each instance by our audit committee which has access, at our expense, to our attorneys or independent legal counsel. The policies and procedures of our audit committee, as well as the standards to be applied by the audit committee in its review, are set forth in the Audit Committee Charter. It is our intention to obtain estimates from unaffiliated third parties for similar goods or services to ascertain whether such transactions with affiliates are on terms that are no less favorable to us than are otherwise available from such unaffiliated third parties. If a transaction with an affiliated third party were found to be on terms less favorable to us than with an unaffiliated third party, we would not engage in such transaction.

Director Independence

The NYSE Amex requires that a majority of our board of directors must be composed of “independent directors,” which is defined generally as a person other than an officer or employee of the company or its subsidiaries or any other individual having a relationship, which, in the opinion of the company’s board of directors would interfere with the director’s exercise of independent judgment in carrying out the responsibilities of a director.

Our board of directors has determined that each of Mr. Einiger, Mr. Fredericks and Mr. Schoellkopf are independent directors as such term is defined under the rules of the NYSE Amex and Rule 10A-3 of the Exchange Act. Our independent directors will have regularly scheduled meetings at which only independent directors are present.

Any affiliated transactions will be on terms no less favorable to us than could be obtained from independent parties. Any affiliated transactions must be approved by a majority of our independent and disinterested directors.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

The firm of Rothstein, Kass & Company, P.C. acts as our independent registered public accounting firm. The following is a summary of fees paid to Rothstein, Kass & Company, P.C. for services rendered.

Audit Fees

For the fiscal years ended December 31, 2008 and 2007, fees paid or payable to our independent registered public accounting firm were $111,500 for the services they performed in connection with various audits and interim reviews, and our initial public offering including review of the registration statement on Form S-1 and amendments thereto, comfort letters and consents.

Audit-Related Fees

For the fiscal years ended December 31, 2008 and 2007, no fees were billed for audit-related services by our independent registered public accounting firm.

Tax Fees

For the fiscal years ended December 31, 2008 and 2007, there were fees in the amount of $22,150 billed for tax services provided by our independent registered public accounting firm.

All Other Fees

For the fiscal years ended December 31, 2008 and 2007, no fees were billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

Since our audit committee was not formed until our initial public offering on March 3, 2008, the audit committee did not pre-approve all of the foregoing services although any services rendered prior to the formation of our audit committee were approved by our board of directors. However, since its formation, in accordance with Section 10A(i) of the Exchange Act, the audit committee approved all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed.

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this Annual Report on Form 10-K:

(1)	Financial Statements

Reference is made to the index to financial statements on page F-1.

(2)	Financial Statement Schedule

All other schedules are omitted because they are not applicable or the amounts are immaterial or the required information is presented in the financial statements and notes thereto in Item 8 above.

(3)	Exhibits

Exhibit No.	Description
1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on February 19, 2008).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on February 19, 2008).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Form S-1, File No. 333-147439, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on January 23, 2008).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on February 19, 2008).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Form S-1, File No. 333-147439, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on January 23, 2008).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on February 19, 2008).

4.4	Warrant Agreement, dated as of February 26, 2008, by and between BPW Acquisition Corp. and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, File No. 001-33979, filed by BPW Acquisition Corp.with the Securities and Exchange Commission on March 7, 2008).

4.5	Registration Rights Agreement, dated as of February 26, 2008, by and among BPW Acquisition Corp., Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, File No. 001-33979, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on March 7, 2008)

10.1	Letter Agreement, dated as of February 26, 2008, by and among BPW Acquisition Corp., Citigroup Global Markets, Inc., Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33979, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on March 7, 2008).

10.2	Letter Agreement, dated as of February 26, 2008, by and among BPW Acquisition Corp., Citigroup Global Markets, Inc., and each officer and director (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 001-33979, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on March 7, 2008).

Exhibit No.	Description
10.3	Trust Account Agreement, dated as of February 26, 2008, by and between BPW Acquisition Corp. and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, File No. 001-33979, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on March 7, 2008).

10.4	Amended and Restated Sponsors’ Warrant Subscription Agreement, dated as of February 19, 2008, by and among BPW Acquisition Corp., Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on February 19, 2008).

10.5	Amended and Restated Initial Unit Subscription Agreement, dated as of February 19, 2008, by and among BPW Acquisition Corp., Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.8 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on February 19, 2008).

10.6	Letter Agreement, dated as of February 26, 2008, by and between BPW Acquisition Corp. and Perella Weinberg Partners Group LP regarding administrative support (incorporated by reference to Exhibit 10.9 to Amendment No. 5 to the Form S-1, File No. 333-147439, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on February 14, 2008).

10.7	Rule 10b5-1 Stock Purchase Plan, dated as of January 14, 2008, by and among BPW Acquisition Corp., Citigroup Global Markets Inc. and Perella Weinberg Partners Acquisition LP (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Form S-1, File No. 333-147439, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on February 6, 2008).

10.8	Rule 10b5-1 Stock Purchase Plan, dated as of January 14, 2008, by and among BPW Acquisition Corp., Citigroup Global Markets Inc. and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Form S-1, File No. 333-147439, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on February 6, 2008).

10.9	Right of First Review Agreement, dated as of February 26, 2008, by and among BPW Acquisition Corp., Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 5 to the Form S-1, File No. 333-147439, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on February 14, 2008).

10.10	Amended and Restated Securities Purchase Agreement, dated as of February 19, 2008, by and among Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on February 19, 2008).

10.11	Amended and Restated Securities Assignment Agreement, dated as of February 19, 2008, by and among Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.14 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on February 19, 2008).

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Form S-1, File No. 333-147439, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on December 31, 2008).

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith.

INDEX TO FINANCIAL STATEMENTS

BPW Acquisition Corp.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

BPW Acquisition Corp.

We have audited the accompanying balance sheets of BPW Acquisition Corp. (a corporation in the development stage) (the “Company”) as of December 31, 2008 and 2007, and the related statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2008 and the periods from October 12, 2007 (inception) to December 31, 2007 and from October 12, 2007 (inception) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BPW Acquisition Corp. (a corporation in the development stage) as of December 31, 2008 and 2007, and the results of its operations and its cash flows for the year ended December 31, 2008 and the periods from October 12, 2007 (inception) to December 31, 2007 and from October 12, 2007 (inception) through December 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey

March 30, 2009

BPW ACQUISITION CORP.

(a corporation in the development stage)

BALANCE SHEETS

	December 31, 2008	December 31, 2007
ASSETS
Current assets
Cash	$31,848	$199,042
Prepaid expenses	93,810	—

Total current assets	125,658	199,042

Other assets
Cash equivalents held in Trust Account	350,530,373	—
Deferred income taxes	113,000	—
Deferred offering costs	—	496,864

Total other assets	350,643,373	496,864

	$350,769,031	$695,906

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$216,636	$421,000
Income taxes payable	246,650	—
Notes payable, sponsors	—	250,000

Total current liabilities	463,286	671,000

Long-term liabilities, Deferred underwriters’ fee	10,010,000	—

Common stock subject to possible redemption, 12,249,999 shares at redemption value, $9.96 per share	122,009,990	—

Commitments and Contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 41,176,471 and 10,781,250 shares issued and outstanding, respectively	4,118	1,078
Additional paid-in capital	216,351,823	23,922
Retained earnings (deficit accumulated during the development stage)	1,929,814	(94)

Total stockholders’ equity	218,285,755	24,906

	$350,769,031	$695,906

See accompanying notes to financial statements.

BPW ACQUISITION CORP.

(a corporation in the development stage)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2008	For the Period October 12, 2007 (inception) to December 31, 2007	For the Period October 12, 2007 (inception) to December 31, 2008
Revenue	$—	$—	$—
Formation and operating costs	469,442	1,138	470,580

Loss from operations	(469,442)	(1,138)	(470,580)
Interest and dividend income	3,393,450	1,044	3,394,494

Net income before provision for income taxes	2,924,008	(94)	2,923,914
Provision for income taxes	994,100	—	994,100

Net income (loss) applicable to common stockholders	$1,929,908	$(94)	$1,929,814

Weighted average number of common shares outstanding – excluding common shares subject to possible redemption:
Basic	25,786,449	10,781,250	23,061,289
Diluted	30,243,734	10,781,250	26,709,068

Income (loss) per common share – excluding common shares subject to possible redemption:
Basic	$0.07	$(0.00)	$0.08
Diluted	$0.06	$(0.00)	$0.07

Weighted average number of common shares subject to possible redemption	10,169,177	—	8,322,309

Income (loss) per common share for shares subject to possible redemption, basic and diluted	$—	$—	$—

See accompanying notes to financial statements.

BPW ACQUISITION CORP.

(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period October 12, 2007 (inception) to December 31, 2008

	Common Stock		Additional Paid in capital	Retained Earnings (Deficit Accumulated during the Development Stage)	Total Stockholders’ Equity
	Shares	Amount
Sale of Units issued to the Sponsors on October 31, 2007 at $0.0023 per Unit (each Unit consists of one share of common stock and one warrant to purchase one share of common stock)	10,781,250	$1,078	$23,922	$—	$25,000
Net loss	—	—	—	(94)	(94)

Balances, at December 31, 2007	10,781,250	1,078	23,922	(94)	24,906

Forfeiture of Units issued to the Sponsors on February 19, 2008 and February 26, 2008	(3,678,309)	(368)	368	—	—
Sale of Units issued in the public offering on March 3, 2008 at $10 per Unit (including 12,249,999 shares of common stock subject to possible redemption)	35,000,000	3,500	349,996,500	—	350,000,000
Proceeds from public offering subject to redemption (12,249,999 shares at redemption value)	—	—	(122,009,990)	—	(122,009,990)
Underwriters’ discount and offering costs related to the public offering (includes $10,010,000 payable upon a business combination)	—	—	(20,259,069)	—	(20,259,069)
Sale of 8,600,000 warrants at $1 per warrant on March 3, 2008 to the Sponsors	—	—	8,600,000	—	8,600,000
Forfeiture of Units issued to the Sponsors on March 27, 2008	(926,470)	(92)	92	—	—
Net income	—	—	—	1,929,908	1,929,908

Balances, at December 31, 2008	41,176,471	$4,118	$216,351,823	$1,929,814	$218,285,755

See accompanying notes to financial statements.

BPW ACQUISITION CORP.

(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2008	For the Period October 12, 2007 (inception) to December 31, 2007	For the Period October 12, 2007 (inception) to December 31, 2008
Cash flows from operating activities
Net income (loss)	$1,929,908	$(94)	$1,929,814
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Deferred income tax benefit	(113,000)	—	(113,000)
Increase (decrease) in cash attributable to change in current assets and liabilities
Prepaid expenses	(93,810)	—	(93,810)
Accounts payable and accrued expenses	215,636	1,000	216,636
Income taxes payable	246,650	—	246,650

Net cash provided by operating activities	2,185,384	906	2,186,290

Net cash used in investing activities
Change in cash held in Trust Account	(350,530,373)	—	(350,530,373)

Cash flows from financing activities
Proceeds from issuance of units to the Sponsors	—	25,000	25,000
Proceeds from notes payable, Sponsors	—	250,000	250,000
Payments of notes payable, Sponsors	(250,000)	—	(250,000)
Proceeds from the issuance of warrants in private placement	8,600,000	—	8,600,000
Proceeds from the issuance of common stock in the initial public offering	350,000,000	—	350,000,000
Payment of underwriters’ fees and offering costs	(10,172,205)	(76,864)	(10,249,069)

Net cash provided by financing activities	348,177,795	198,136	348,375,931

Net increase (decrease) in cash	(167,194)	199,042	31,848
Cash, beginning of period	199,042	—	—

Cash, end of period	$31,848	$199,042	$31,848

Supplemental disclosure of cash flow information, cash paid during the period for income taxes	$860,000	$—	$860,000

Supplemental disclosure of non-cash financing activities Deferred underwriters’ fees and offering costs	$10,010,000	$420,000	$10,010,000

See accompanying notes to financial statements.

BPW ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

BPW Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on October 12, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses (a “Business Combination”). The Company intends to focus on an acquisition or acquisitions in the financial services or business services industries. The Company has neither engaged in any operations nor generated operating revenue to date. The Company is considered to be in the development stage as defined in Statement of Financial Accounting Standards (“SFAS”) No. 7, “Accounting and Reporting By Development Stage Enterprises”, and is subject to the risks associated with activities of development stage companies. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company currently generates non-operating income in the form of interest and dividend income on cash and cash equivalents held in a trust account (“Trust Account”) from the proceeds derived from the Offering (as defined below). For the year ended December 31, 2008, the Company earned approximately $3.4 million of dividend income on the Trust Account, of which $650,000 was transferred to the operating account to be used for continuing general and administrative expenses and $860,000 was transferred to the operating account to be used for the payment of income taxes.

The registration statement for the Company’s initial public offering (the “Offering”) (as described in Note C) was declared effective on February 26, 2008. The Company consummated the Offering on March 3, 2008 and simultaneously with such Offering, BNYH BPW Holdings LLC and Perella Weinberg Partners Acquisition LP (the “Sponsors”) purchased an aggregate of 8,600,000 warrants at $1.00 per warrant (the “Sponsors’ Warrants”) from the Company in a private placement (the “Private Placement”).

The Company’s management has broad discretion with respect to the specific application of the net proceeds of the Offering, although substantially all of such net proceeds are intended to be generally applied toward consummating a Business Combination. Upon the closing of the Offering, approximately $348,650,000 (99.6%) of the aggregate proceeds of the Offering and the Private Placement, including deferred underwriting discounts and commissions payable to the underwriters in the Offering only if the Company consummates a Business Combination, were placed in the Trust Account until the earlier of (i) the consummation of the Company’s initial Business Combination or (ii) the distribution of the Trust Account as described below, other than any amounts released to public stockholders who exercise their conversion rights in connection with certain stockholders votes.

The Company, after signing a definitive agreement to effect a Business Combination, will submit such transaction for stockholder approval. In the event that 35% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering), on a cumulative basis, including the shares as to which conversion rights were exercised in connection with the stockholder vote, if any, required to approve an amendment to the Company’s amended and restated certificate of incorporation to provide for an extension of the time period within which it must complete its Business Combination, vote against the Business Combination and elect to exercise their conversion rights, the Business Combination will not be consummated.

In the event an extension period or a Business Combination is consummated, public stockholders who exercised their conversion rights and voted against an extension period or a Business Combination, as applicable, will be entitled to convert their stock for a pro rata share of the aggregate amount of cash then on deposit in the Trust Account, including their pro rata portion of the deferred underwriting discount and any interest earned on the Trust Account, net of income taxes payable on the interest income on the Trust Account and net of any interest income of up to $4,000,000 released to the Company for working capital requirements. However, voting against an extension period or the Business Combination alone will not result in an election to exercise a stockholder’s conversion rights. The Founders (as defined in Note D) have agreed to vote all of the shares of common stock held by them prior to the Offering (i) in the same manner as the majority of the votes cast by the public stockholders at a duly held stockholders meeting (a) in connection with the vote required to approve an initial Business Combination and (b) in connection with the vote required to approve an amendment to the Company’s amended and restated certificate of incorporation to provide for an extension of the Company’s corporate existence to up to 30 months from the date of the final prospectus relating to the Offering in the event the Company has entered into a definitive agreement for, but has not yet consummated, an initial Business Combination, and (ii) in favor of an amendment to the Company’s amended and restated certificate of incorporation to provide for the Company’s perpetual existence in connection with a vote to approve an initial Business Combination. In addition, the Founders and the Company’s directors and officers have agreed that they will vote any shares of common stock they purchase in the open market in, or after, the Offering, including those shares purchased pursuant to the limit orders (as described in Note D), in favor of an initial Business Combination, in favor of an extension of the Company’s corporate existence to up to 30 months from the date of the final prospectus relating to the Offering and in favor of an amendment to the Company’s amended and restated certificate of incorporation to provide for the Company’s perpetual existence in connection with a vote to approve an initial Business Combination.

In the event that the Company does not consummate a Business Combination by February 26, 2010 (or August 26, 2010, if extended), the proceeds held in the Trust Account, including any interest and dividend income earned and net of any income taxes payable on the interest and dividend income, will be distributed to the Company’s public stockholders, excluding the Founders to the extent of their initial stock holdings prior to the consummation of the Offering. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per Unit (as defined in Note C) in the Offering (assuming no value is attributed to the Warrants (as defined in Note C) contained in the Units offered in the Offering).

NOTE B—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the accounting and disclosures rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Fair value of financial instruments:

The Company does not enter into financial instruments or derivative contracts for trading or speculative purposes. The carrying amount of the Company’s assets and liabilities, which qualify as financial instruments under SFAS No. 107, “Disclosure About Fair Value of Financial Instruments,” approximates their fair value due to their short maturities.

Income (loss) per common share:

The Company complies with the accounting and disclosure requirements of SFAS No. 128, “Earnings Per Share.” Basic income (loss) per common share for all periods is computed by dividing income (loss) applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income (loss) per share reflects the potential dilution that could occur assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period. The Company uses the treasury stock method to calculate potentially dilutive shares as if they were converted into common stock at the beginning of the period.

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Basic and diluted income (loss) per common share for the maximum number of shares subject to possible redemption is calculated by dividing the net interest income attributable to common shares subject to redemption ($0 for the year ended December 31, 2008) by the weighted average number of shares subject to possible redemption. Basic and diluted income (loss) per common share for the shares outstanding not subject to possible redemption is calculated by dividing the net income (loss) exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption.

At December 31, 2008, the Company had outstanding warrants to purchase 49,652,948 shares of common stock. For all periods presented, the weighted average of 6,176,471 Founders’ Warrants (as defined in Note D) convertible into common shares underlying the Founders’ Units (as defined in Note D) were excluded from the calculation of diluted income (loss) per common share because their inclusion would have been anti-dilutive. For the year ended December 31, 2008 and the period from October 12, 2007 (inception) to December 31, 2008, dilutive securities include warrants of 4,457,285 and 3,647,778, respectively, that represent incremental common shares, based on their assumed conversion, to be included in the weighted average number of common shares for the calculation of diluted income per common share.

Income taxes:

The Company complies with SFAS 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company also complies with the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 on the inception date, October 12, 2007. The Company did not recognize any adjustments for uncertain tax positions during the year ended December 31, 2008.

Concentration of credit risk:

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which at times, may exceed the Federal depository insurance coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Use of estimates:

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

Redeemable common stock:

The Company accounts for redeemable common stock in accordance with the Financial Accounting Standards Board’s (“FASB”) Emerging Issue Task Force D-98 “Classification and Measurement of Redeemable Securities” (“EITF D-98”) which provides that securities that are redeemable for cash or other assets are classified outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a liquidation event, the redeemable securities should not be classified outside of permanent equity.

Deferred offering costs:

The Company complies with the requirements of the SEC Staff Accounting Bulletin (“SAB”) Topic 5A: Expenses of Offering. Deferred offering costs consist principally of fees incurred through the balance sheet date that are related to the Offering and that have been charged to capital upon the completion of the Offering.

NOTE C—OFFERING

On March 3, 2008, the Company consummated the sale of 35,000,000 units (“Units”) at $10.00 per Unit. Each Unit consists of one share of the Company’s common stock, $0.0001 par value, and one redeemable common stock purchase warrant (“Warrant”). Each Warrant will entitle the holder to purchase from the Company one share of common stock at an exercise price of $7.50 commencing on the later of (i) February 26, 2009 or (ii) the completion of a Business Combination, and will expire February 26, 2014. The Warrants will be redeemable at a price of $0.01 per Warrant upon 30 days prior notice after the Warrants become exercisable, only in the event that the last sale price of the common stock is at least $13.25 per share for any 20 trading days within a 30 trading day period ending on the third business day prior to the date on which notice of redemption is given. If the Company is unable to deliver registered shares of common stock to the holder upon exercise of Warrants during the exercise period, there will be no cash settlement of the Warrants and the Warrants will expire worthless.

The Company had granted the underwriters a 30-day option expiring on March 27, 2008 to purchase up to 5,250,000 additional Units to cover the over-allotment, if any. This option expired unexercised.

In connection with the Offering, the Company paid an underwriting discount of $9,100,000 (2.6% of the gross offering proceeds) to the underwriters at the closing of the Offering. An additional fee of $15,400,000 (4.4% of the gross offering proceeds) is payable upon the Company’s consummation of a Business Combination, reduced pro rata (up to $5,390,000) by the exercise of any conversion rights described in Note A. The underwriters will not be entitled to any interest accrued on the deferred discount which aggregates $10,010,000.

NOTE D—RELATED PARTY TRANSACTIONS

The Company issued two unsecured promissory notes to the Sponsors for aggregate proceeds of $250,000 on October 31, 2007. The notes were non-interest bearing and payable on the earlier of October 31, 2008 or the consummation of the Offering. On March 3, 2008, the promissory notes were repaid in full.

On October 31, 2007, the Company issued 10,781,250 Units (“Founders’ Units”) for proceeds of $25,000 to the Sponsors. Subsequently, the Sponsors returned to the Company an aggregate of 3,678,309 of such Founders’ Units, which, upon receipt, the Company cancelled. Up to an aggregate of 926,470 of the Founders’ Units were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part by the underwriters. On March 27, 2008, 926,470 of the Founders’ Units were returned to the Company and cancelled.

The Company has agreed to pay a monthly fee of $10,000 per month to an entity affiliated with one of the Company’s Sponsors, for office space and certain office and secretarial services. This agreement commenced on the date of the Offering and shall continue through the earlier of a Business Combination or the liquidation of the Company. Approximately $100,000 has been paid under this agreement for the year ended December 31, 2008.

On March 3, 2008, prior to the Offering, the Sponsors purchased, in the Private Placement, 8,600,000 Sponsors’ Warrants at $1.00 per warrant simultaneously with the consummation of the Offering, but not as part of the Offering. The aggregate proceeds of the Private Placement of $8,600,000 are held in the Trust Account described in Note A above. The Sponsors’ Warrants are identical to the Warrants underlying the Units sold in the Offering except that (i) the Sponsors have agreed that they will not sell or otherwise transfer the Sponsors’ Warrants until the Company consummates a Business Combination, (ii) they may be exercised on a cashless basis at the option of the holder and (iii) are not redeemable as long as they are held by the Sponsors or their affiliates. If the Company does not complete a Business Combination, the $8,600,000 of proceeds will be part of the liquidating distribution to the public stockholders and the Sponsors’ Warrants will expire worthless.

The Company’s board of Directors (the “Board”) approved an amendment to modify the terms of the warrants granted to the Sponsors as part of the Founders’ Units (the “Founders’ Warrants”) whereby (i) the exercise price of the Founders’ Warrants was increased from $7.50 to $10.00, (ii) the expiration date of the Founders’ Warrants was extended to six years from the date of the final prospectus relating to the Offering and (iii) the last sale price that triggers when the Founders’ Warrants become exercisable was changed to $12.25 per share.

The Sponsors transferred at cost an aggregate of 150,000 Founders’ Units to Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (the “Directors” and together with the Sponsors, the “Founders”), each of whom agreed to serve on the Board upon the closing of the Offering. In addition, the Directors have purchased from the Sponsors an aggregate of 120,927 Founders’ Units prior to the Offering and have also purchased from the Sponsors an aggregate of 149,571 Sponsors’ Warrants immediately following the consummation of the Offering for an aggregate purchase price of $150,000. On March 27, 2008, the Directors returned an aggregate of 16,116 Founders’ Units and therefore currently hold an aggregate of 254,811 Founders’ Units.

The holders of the Founders’ Units, as well as the holders of the Sponsors’ Warrants (and underlying securities), are entitled to registration rights pursuant to an agreement signed on February 26, 2008. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. In addition, these stockholders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The registration rights agreement provides that, in certain instances, the holders (and affiliates and other permitted transferees) of a majority of these securities may require the Company to register these securities held by them on a registration statement filed under the Securities Act of 1933, as amended, provided that no sales will be allowed to be made pursuant to such registration statement until termination of the applicable lock-up period for the securities being registered, even if such registration statement has already been declared effective, and provided further that with respect to the Founders’ Warrants, such warrants must also have become exercisable. The Company will bear the expenses incurred in connection with filing any such registration statement.

The holders of the warrants will not be able to exercise those warrants unless we have an effective registration statement covering the shares issuable upon their exercise and a related current prospectus available. Although the shares of common stock issuable pursuant to the Founders’ Warrants and Sponsors’ Warrants may or may not be issued pursuant to a registration statement, the warrant agreement provides that so long as they are held by our Founders or Sponsors, or their affiliates or other permitted transferees, the Founders’ Warrants and Sponsors’ Warrants may not be exercised unless a registration statement relating to the common stock issuable upon exercise of the warrants purchased in the Offering is effective and a related current prospectus is available.

The Sponsors have entered into agreements with Citigroup Global Markets Inc. in accordance with the guidelines of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which they have placed limit orders for an aggregate of up to $25,000,000 of the Company’s common stock, commencing on the later of (i) the day after the Company files a preliminary proxy statement relating to the Company’s initial Business Combination and (ii) 60 days after termination of the “restricted period” in connection with the Offering under Regulation M of the Exchange Act and ending on the business day immediately preceding the record date for the meeting of stockholders at which such Business Combination is to be approved, or earlier in certain circumstances (“Buyback Period”). Brooklyn NY Holdings LLC and Perella Weinberg Partners Group LP have agreed to contribute to the capital of BNYH BPW Holdings LLC and Perella Weinberg Partners Acquisition LP, respectively, sufficient funds for them to meet their respective obligations under these limit order agreements. These limit orders will require the Sponsors to purchase the Company’s common stock offered for sale (and not purchased by another investor) at or below a price equal to the per share amount held in the Trust Account, until the earlier of the expiration of the Buyback Period or until such purchases reach $25,000,000 in total. The Sponsors will participate in any liquidation distributions with respect to any shares of common stock purchased by them following consummation of the Offering, including shares purchased pursuant to such limit orders, in the event the Company fails to complete an initial Business Combination. In addition, the Sponsors have agreed that they will not sell or transfer any shares of common stock purchased by them pursuant to these agreements until 180 days after the Company has completed an initial Business Combination, and will vote all such shares (i) in favor of the Company’s initial Business Combination, (ii) in favor of an amendment to the Company’s amended and restated certificate of incorporation to provide for an extension of the Company’s corporate existence to up to 30 months from the date of the final prospectus relating to the Offering in the event the Company has entered into a definitive agreement for, but has not yet consummated, the Company’s initial Business Combination, and (iii) in favor of an amendment to the Company’s amended and restated certificate of incorporation to provide for the Company’s perpetual existence in connection with a vote to approve the Company’s initial Business Combination.

NOTE E—TRUST ACCOUNT

A total of $348,650,000, which includes $324,650,000 of the net proceeds from the Offering, $8,600,000 from the sale of Sponsors’ Warrants (see Note D) and $15,400,000 of deferred underwriting discounts and commissions, has been placed in the Trust Account. The trust proceeds are invested in the “Dreyfus Treasury Prime Cash Management” money market fund, a fund which invests exclusively in U.S. Treasury securities. As of December 31, 2008, the balance in the Trust Account was $350,530,373, which includes $3,390,373 of dividends earned since the inception of the Trust Account. During the year ended December 31, 2008, $860,000 have been distributed for income taxes and $650,000 for working capital requirements discussed in Note A above.

NOTE F—COMMON STOCK SUBJECT TO REDEMPTION

As discussed in Note A, the Company is required to obtain stockholder approval for any Business Combination. In the event that 35% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering), on a cumulative basis, including the shares as to which conversion rights were exercised in connection with the stockholder vote, if any, required to approve an amendment to the Company’s amended and restated certificate of incorporation to provide for an extension of the time period within which it must complete its Business Combination both vote against the Business Combination and elect to exercise their conversion rights, the Business Combination will not be consummated. The Company can still effect a Business Combination if the public stockholders owning up to approximately 35% (minus one share) of the common stock sold in the Offering exercise their conversion rights.

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

Accordingly, under the provision of EITF D-98, the Company has classified 35% (minus one share) of the net proceeds from the Offering, or $122,009,990, outside permanent equity as of December 31, 2008.

NOTE G—INCOME TAXES

The Company recorded a deferred income tax asset of approximately $113,000 for the tax effect of temporary differences, formation and operating costs, aggregating approximately $332,000 at December 31, 2008.

The current and deferred components of taxes are comprised of the following for the year ended December 31, 2008 and for period from October 12, 2007 (inception) to December 31, 2007 and 2008 are approximately as follows (rounded to thousands):

	Year ended December 31, 2008	October 12, 2007 (inception) to December 31,
		2007		2008
Current tax provision	$1,107,000		$—	$1,107,000
Deferred tax provision (benefit)	$(113,000)	$	(—)	$(113,000)

Provision (benefit) for income taxes	$994,000		$—	$994,000

The Company has not yet begun its trade or business for U. S. tax reporting purposes. Accordingly, it could not yet recognize losses for start-up expenditures. As a result, a deferred tax asset was established for these start-up expenditures.

NOTE H—FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted SFAS No. 157, Fair Value Measurement (“SFAS 157”), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. In accordance with the provisions of FSP No. FAS 157-2, Effective Date of FASB Statement No. 157, the Company has elected to defer implementation of SFAS 157 as it relates to its non-financial assets and non-financial liabilities that are recognized and disclosed at fair value in the financial statements on a nonrecurring basis until January 1, 2009. The Company is evaluating the impact, if any, this standard will have on its non-financial assets and its non-financial liabilities.

The adoption of SFAS 157 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.

The fair value hierarchy of the valuation techniques the Company utilizes to determine fair value are as follows:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.

•	Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

Financial Assets at Fair Value as of December 31, 2008

Description	Fair Value December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash and cash equivalents held in trust	$350,530,373	$350,530,373	$—	$—

Total	$350,530,373	$350,530,373	$—	$—

The fair values of the Company’s cash and cash equivalents held in the Trust Account are determined through market, observable and corroborated sources.

The carrying amounts reflected in the balance sheets for other current assets and accrued expenses approximate fair value due to their short-term maturities.

NOTE I—NEW ACCOUNTING PRONOUNCEMENT

In December 2007, the FASB issued SFAS No. 141(R), “Business Combinations”. SFAS No. 141(R) replaces SFAS No. 141 and establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS No. 141(R) also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. Acquisition costs associated with the business combination will generally be expensed as incurred. SFAS No. 141(R) is effective for business combinations occurring in fiscal years beginning after December 15, 2008, which will require the Company to adopt these provisions for business combinations occurring in fiscal 2009 and thereafter. The adoption of SFAS No. 141(R) will not have a material impact on the Company’s financial statements; however, it could impact future transactions entered into by the Company.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—An Amendment of ARB No. 51”. SFAS No. 160 requires reporting entities to present noncontrolling (minority) interests as equity as opposed to as a liability or mezzanine equity, and provides guidance on the accounting for transactions between an entity and noncontrolling interests. SFAS No. 160 is effective the first fiscal year beginning after December 15, 2008, and interim periods within that fiscal year. SFAS No. 160 applies prospectively as of the beginning of the fiscal year SFAS No. 160 is initially applied, except for the presentation and disclosure requirements which are applied retrospectively for all periods presented subsequent to adoption. The adoption of SFAS No. 160 will not have a material impact on the Company’s financial statements; however, it could impact future transactions entered into by the Company.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities—An Amendment to FASB Statement No. 133”. SFAS No. 161 is intended to improve financial standards for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. Entities are required to provide enhanced disclosures about: (a) how and why an entity uses derivative instruments; (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations; and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows. It is effective for financial statements issued for fiscal years beginning after November 15, 2008, with early adoption encouraged. The adoption of this statement is not expected to have a material effect on the Company’s results of operations or financial position; however, it could impact future transactions entered into by the Company.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

NOTE J—SUBSEQUENT EVENTS

In March 2009, the Company entered into an agreement for consulting services with Douglas McGovern. Services under this agreement require monthly payments of up to $13,500 (and Mr. McGovern is entitled to a bonus upon completion of an initial business combination) and extends through the earlier of February 26, 2010 (or August 26, 2010, if extended) or completion of a business combination. Mr. McGovern was formerly an employee of Brooklyn NY Holdings LLC.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2009	BPW ACQUISITION CORP.

	By:	/s/ GARY S. BARANCIK
	Name:	Gary S. Barancik
	Title:	Chief Executive Officer

POWER OF ATTORNEY

The undersigned directors and officers of BPW ACQUISITION CORP. hereby constitute and appoint Richard J. Jensen with the power to act without the other and with full power of substitution and resubstitution, our true and lawful attorneys-in-fact and agents with full power to execute in our name and behalf in the capacities indicated below any and all amendments to this report and to file the same, with all exhibits and other documents relating thereto and hereby ratify and confirm all that such attorneys-in-fact, or either of them, or their substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

/S/ GARY S. BARANCIK Gary S. Barancik	Chief Executive Officer (principal executive officer)	March 30, 2009

/S/ RICHARD J. JENSEN Richard J. Jensen	Senior Vice President (principal financial and accounting officer)	March 30, 2009

/S/ ROGER W. EINIGER Roger W. Einiger	Director	March 30, 2009

/S/ J. RICHARD FREDERICKS J. Richard Fredericks	Director	March 30, 2009

/S/ WOLFGANG SCHOELLKOPF Wolfgang Schoellkopf	Director	March 30, 2009

S-1

EXHIBIT INDEX

Exhibit No.	Description
1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on February 19, 2008).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on February 19, 2008).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Form S-1, File No. 333-147439, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on January 23, 2008).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on February 19, 2008).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Form S-1, File No. 333-147439, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on January 23, 2008).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on February 19, 2008).

4.4	Warrant Agreement, dated as of February 26, 2008, by and between BPW Acquisition Corp. and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, File No. 001-33979, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on March 7, 2008).

4.5	Registration Rights Agreement, dated as of February 26, 2008, by and among BPW Acquisition Corp., Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, File No. 001-33979, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on March 7, 2008)

10.1	Letter Agreement, dated as of February 26, 2008, by and among BPW Acquisition Corp., Citigroup Global Markets, Inc., Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33979, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on March 7, 2008).

10.2	Letter Agreement, dated as of February 26, 2008, by and among BPW Acquisition Corp., Citigroup Global Markets, Inc., and each officer and director (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 001-33979, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on March 7, 2008).

10.3	Trust Account Agreement, dated as of February 26, 2008, by and between BPW Acquisition Corp. and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, File No. 001-33979, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on March 7, 2008).

10.4	Amended and Restated Sponsors’ Warrant Subscription Agreement, dated as of February 19, 2008, by and among BPW Acquisition Corp., Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on February 19, 2008).

Exhibit No.	Description
10.5	Amended and Restated Initial Unit Subscription Agreement, dated as of February 19, 2008, by and among BPW Acquisition Corp., Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.8 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on February 19, 2008).

10.6	Letter Agreement, dated as of February 26, 2008, by and between BPW Acquisition Corp. and Perella Weinberg Partners Group LP regarding administrative support (incorporated by reference to Exhibit 10.9 to Amendment No. 5 to the Form S-1, File No. 333-147439, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on February 14, 2008).

10.7	Rule 10b5-1 Stock Purchase Plan, dated as of January 14, 2008, by and among BPW Acquisition Corp., Citigroup Global Markets Inc. and Perella Weinberg Partners Acquisition LP (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Form S-1, File No. 333-147439, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on February 6, 2008).

10.8	Rule 10b5-1 Stock Purchase Plan, dated as of January 14, 2008, by and among BPW Acquisition Corp., Citigroup Global Markets Inc. and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Form S-1, File No. 333-147439, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on February 6, 2008).

10.9	Right of First Review Agreement, dated as of February 26, 2008, by and among BPW Acquisition Corp., Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 5 to the Form S-1, File No. 333-147439, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on February 14, 2008).

10.10	Amended and Restated Securities Purchase Agreement, dated as of February 19, 2008, by and among Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on February 19, 2008).

10.11	Amended and Restated Securities Assignment Agreement, dated as of February 19, 2008, by and among Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.14 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on February 19, 2008).

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Form S-1, File No. 333-147439, filed by BPW Acquisition Corp. with the Securities and Exchange Commission on December 31, 2008).

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

#	Filed herewith.