Form 10-Q
period 2009-03-31
BPW Acquisition Corp.
filed 2009-05-15
CIK 1418255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009.

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

Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes  ☐    No  ☐

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

Yes  ☒    No  ☐

As of March 31, 2009 there were 41,176,471 shares of common stock, par value $.0001 per share, issued and outstanding.

BPW ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2009

i

PART I. – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

BPW ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	March 31, 2009 (unaudited)	December 31, 2008
ASSETS
Current assets
Cash	$78,106	$31,848
Prepaid expenses	102,810	93,810

Total current assets	180,916	125,658

Other assets
Cash equivalents held in Trust Account	350,034,677	350,530,373
Deferred income taxes	167,000	113,000

Total other assets	350,201,677	350,643,373

	$350,382,593	$350,769,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$209,602	$216,636
Income taxes payable	—	246,650

Total current liabilities	209,602	463,286

Long-term liabilities, Deferred underwriters’ fee	10,010,000	10,010,000

Common stock subject to redemption, 12,249,999 shares at redemption value, $9.96 per share	122,009,990	122,009,990

Commitments and Contingencies
Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value, authorized 200,000,000 shares; 41,176,471 shares issued and outstanding	4,118	4,118
Additional paid-in capital	216,351,823	216,351,823
Retained earnings	1,797,060	1,929,814

Total stockholders’ equity	218,153,001	218,285,755

	$350,382,593	$350,769,031

See accompanying notes to condensed interim financial statements.

BPW ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	For the Period October 12, 2007 (inception) to March 31, 2009
Revenue	$—	$—	$—
Formation and operating costs	216,887	61,169	687,467

Loss from operations	(216,887)	(61,169)	(687,467)
Interest and dividend income	14,483	569,211	3,408,977

Net income (loss) before provision for income taxes (benefit)	(202,404)	508,042	2,721,510
Provision for income taxes (benefit)	(69,650)	221,276	924,450

Net income (loss) applicable to common stockholders	$(132,754)	$286,766	$1,797,060

Weighted average number of common shares outstanding – excluding common shares subject to possible redemption:
Basic	28,926,472	16,191,932	24,046,115
Diluted	28,926,472	17,844,491	28,108,422
Income (loss) per common share – excluding common shares subject to possible redemption:
Basic	$(0.00)	$0.02	$0.07
Diluted	$(0.00)	$0.02	$0.06
Weighted average number of common shares subject to possible redemption	12,249,999	3,811,111	8,981,809
Income per common share for shares subject to redemption, basic and diluted	$—	$—	$—

See accompanying notes to condensed interim financial statements.

BPW ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period October 12, 2007 (inception) to March 31, 2009

	Common Stock		Additional Paid in Capital	Retained Earnings (Deficit Accumulated during the Development Stage)	Total Stockholders’ Equity
	Shares	Amount
Sale of Units issued to the Sponsors on October 31, 2007 at $0.0023 per Unit (each unit consists of one share of common stock and one warrant to purchase one share of common stock)	10,781,250	$1,078	$23,922	$—	$25,000
Net loss	—	—	—	(94)	(94)

Balances, at December 31, 2007	10,781,250	1,078	23,922	(94)	24,906
Forfeiture of Units issued to the Sponsors on February 19, 2008 and February 26, 2008	(3,678,309)	(368)	368	—	—
Sale of Units issued in the public offering on March 3, 2008 at $10 per Unit (including 12,249,999 shares of common stock subject to possible redemption)	35,000,000	3,500	349,996,500	—	350,000,000
Proceeds from public offering subject to redemption (12,249,999 shares at redemption value)	—	—	(122,009,990)	—	(122,009,990)
Underwriter’s discount and offering costs related to the public offering (includes $10,010,000 payable upon a business combination)	—	—	(20,259,069)	—	(20,259,069)
Sale of 8,600,000 warrants at $1 per warrant on March 3, 2008 to the Sponsors	—	—	8,600,000	—	8,600,000
Forfeiture of Units issued to the Sponsors on March 27, 2008	(926,470)	(92)	92	—	—
Net income	—	—	—	1,929,908	1,929,908

Balances, at December 31, 2008	41,176,471	$4,118	$216,351,823	$1,929,814	$218,285,755

Net loss (unaudited)	—	—	—	(132,754)	(132,754)

Balances, at March 31, 2009 (unaudited)	41,176,471	$4,118	$216,351,823	$1,797,060	$218,153,001

See accompanying notes to condensed interim financial statements.

BPW ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

	For the Three Months Ended March 31, 2009	For the Three Months Ended March 31, 2008	For the Period October 12, 2007 (inception) to March 31, 2009
Cash flows from operating activities
Net income (loss)	$(132,754)	$286,766	$1,797,060
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax benefit	(54,000)	(6,800)	(167,000)
Increase (decrease) in cash attributable to change in current assets and liabilities
Prepaid expenses	(9,000)	(150,174)	(102,810)
Accounts payable and accrued expenses	(7,034)	212,145	209,602
Income taxes payable	(246,650)	227,626	—

Net cash provided by (used in) operating activities	(449,438)	569,563	1,736,852

Net cash used in investing activities
Change in cash held in Trust Account	495,696	(349,219,065)	(350,034,677)

Cash flows from financing activities
Proceeds from issuance of units to the Sponsors	—	—	25,000
Proceeds from notes payable, Sponsors	—	—	250,000
Payments of the notes payable, Sponsors	—	(250,000)	(250,000)
Proceeds from the issuance of warrants in private placement		8,600,000	8,600,000
Proceeds from the issuance of common stock in the initial public offering		350,000,000	350,000,000
Payment of offering costs	—	(9,830,784)	(10,249,069)

Net cash provided by financing activities	—	348,519,216	348,375,931

Net increase (decrease) in cash	46,258	(130,286)	78,106
Cash, beginning of period	31,848	199,042	—

Cash, end of period	$78,106	$68,756	$78,106

Supplemental disclosure of cash flow information, cash paid during the period for income taxes	$260,000	$—	$1,120,000

Supplemental disclosure of non-cash financing activities
Deferred underwriters’ fees	$—	$10,010,000	$10,010,000

Accrued offering costs	$—	$337,167	$—

See accompanying notes to condensed interim financial statements.

BPW ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO CONDENSED FINANCIAL STATEMENTS

(unaudited)

NOTE A — BASIS OF PRESENTATION

The accompanying condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the more complete information and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) are considered necessary for a fair presentation of interim results of the Company. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

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

The Company has agreed to pay a monthly fee of $10,000 per month to an entity affiliated with one of the Sponsors, for office space and certain office and secretarial services. This agreement commences on the date of the Offering and shall continue through the earlier of a Business Combination or the liquidation of the Company. Approximately $30,000, $nil and $130,000 has been paid under this agreement for the three months period ended March 31, 2009 and 2008 and for the period October 12, 2007 (inception) through to March 31, 2009.

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

The holders of the Founders’ Units, as well as the holders of the Sponsors’ Warrants (and underlying securities), are entitled to registration rights pursuant to an agreement signed on February 26, 2008. The holders of a majority of these securities are entitled to make up to three demands that the Company register such securities. In addition, these stockholders have “piggy-back” registration rights to include their securities in other registration statements filed by the Company. The registration rights agreement provides that, in certain instances, the holders (and affiliates and other permitted transferees) of a majority of these securities may require the Company to register these securities held by them on a registration statement filed under the Securities Act of 1933, as amended (the “Securities Act”), provided that no sales will be allowed to be made pursuant to such registration statement until termination of the applicable lock-up period for the securities being registered, even if such registration statement has already been declared effective, and provided further that with respect to the Founders’ Warrants, such warrants must also have become exercisable. The Company will bear the expenses incurred in connection with filing any such registration statement.

The holders of the warrants will not be able to exercise those warrants unless the Company has an effective registration statement covering the shares issuable upon their exercise and a related current prospectus available. Although the shares of common stock issuable pursuant to the Founders’ Warrants and Sponsors’ Warrants may or may not be issued pursuant to a registration statement, the warrant agreement provides that so long as they are held by our Founders or Sponsors, or their affiliates or other permitted transferees, the Founders’ Warrants and Sponsors’ Warrants may not be exercised unless a registration statement relating to the common stock issuable upon exercise of the warrants purchased in the Offering is effective and a related current prospectus is available.

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

NOTE E — TRUST ACCOUNT

A total of $348,650,000, which includes $324,650,000 of the net proceeds from the Offering, $8,600,000 from the sale of Sponsors’ Warrants (see Notes B and D) and $15,400,000 of deferred underwriting discounts and commissions, has been placed in the Trust Account. The trust proceeds were invested in the “Dreyfus Treasury Prime Cash Management” money market fund, a fund which invests exclusively in U.S. Treasury securities. Effective April 15, 2009, the Company redeemed its holdings in the “Dreyfus Treasury Prime Cash Management” money market fund and immediately re-invested the proceeds of such redemption directly in U.S. Treasury securities with maturities of 180 days or less. As of March 31, 2009, the balance in the Trust Account was $350,034,677, which includes $3,404,677 of dividends earned since the inception of the Trust Account. In addition, since inception of the Trust Account through to March 31, 2009, $1,120,000 has been distributed for income taxes and $900,000 for working capital requirements discussed in Note B above.

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

Accordingly, under the provision of EITF D-98, Classification and Measurement of Redeemable Securities, the Company has classified 35% (minus one share) of the net proceeds from the Offering, or $122,009,990, outside permanent equity as of March 31, 2009.

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

The Company’s statement of operations includes a presentation of earning per share for common stock subject to possible redemption in a manner similar to the two-class method of earnings per share. Basic and diluted earnings per common share for the maximum number of shares subject to possible redemption is calculated by dividing the net interest income attributable to common shares subject to redemption ($0 for the three months ended March 31, 2009) by the weighted average number of shares subject to possible redemption. Basic and diluted earnings per common share for the shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption.

At March 31, 2009, the Company had outstanding warrants to purchase 49,652,948 shares of common stock. For all the periods presented, the weighed average of 6,176,471 shares underlying Founders’ Units were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. The Company uses the treasury stock method to calculate potentially dilutive shares, as if they were converted into common stock at the beginning of the period. For the three months ended March 31, 2009 and 2008 and the period October 12, 2007 (inception) to March 31, 2009 dilutive securities include warrants of nil, 1,652,558 and 4,062,308, respectively, that represent incremental common shares, based on their assumed conversion, to be included in the weighted average number of common shares for the calculation of diluted income per common share.

NOTE H — INCOME TAXES

The Company complies with SFAS No. 109, “Accounting for Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company also complies with the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 on the inception date, October 12, 2007. The Company did not recognize any adjustments for uncertain tax positions during the three months ended March 31, 2009.

The current and deferred components of taxes are comprised of approximately the following amounts for the three months ended March 31, 2009 and 2008 and for period from October 12, 2007 (inception) to March 31, 2009:

	Three months ended March 31,		October 12, 2007 (inception) to March 31, 2009
	2009	2008
Current tax provision (benefit)	($16,000)	$228,000	$1,055,000
Deferred tax provision	($54,000)	($7,000)	($131,000)

Provision (benefit) for income taxes	($70,000)	$221,000	$924,000

The Company has not yet begun its trade or business for U. S. tax reporting purposes. Accordingly, it could not yet recognize losses for start-up expenditures. As a result, a deferred tax asset was established for these start-up expenditures. The difference between the federal statutory rate and the effective tax rate relates to state income taxes net of federal benefit and exemptions from federal surtax levels.

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

The fair value hierarchy of the valuation techniques the Company utilizes to determine fair value are as follows:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.

•	Level 3 inputs are unobservable data points for the asset or liability, and include situations where there is little, if any, market activity for the asset or liability.

At March 31, 2009 and December 31, 2008, the Company’s investment in the Trust Account (see Note E) is measured at fair value using Level 1 inputs that are determined through market, observable and corroborated sources.

Description	March 31, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Cash equivalents held in Trust Account	$350,034,677	$350,034,677	$—	$—

Total	$350,034,677	$350,034,677	$—	$—

Description	December 31, 2008	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:

Cash equivalents held in Trust Account	$350,530,373	$350,530,373	$—	$—

Total	$350,530,373	$350,530,373	$—	$—

NOTE J — NEW ACCOUNTING PRONOUNCEMENTS

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three final Staff Positions (“FSP”s) intended to provide additional application guidance and enhance disclosures regarding fair value measurements and impairments of securities. FSP FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly, provides guidelines for making fair value measurements more consistent with the principles presented in FASB Statement No. 157, Fair Value Measurements. FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments, enhances consistency in financial reporting by increasing the frequency of fair value disclosures. FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provides additional guidance designed to create greater clarity and consistency in accounting for and presenting impairment losses on securities.

FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what Statement 157 states is the objective of fair value measurement—to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS 115-2 and FAS 124-2 on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and timelier disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

The FSPs are effective for interim and annual periods ending after June 15, 2009 and are not expected to have a material effect on the financial statements of the Company.

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

Forward Looking Statements

All statements other than statements of historical fact included in this Form 10-Q including, without limitation, statements under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding our financial position, business strategy and the plans and objectives of management for future operations, are “forward looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. When used in this Form 10-Q, words such as “anticipate,” “believe,” “estimate,” “expect,” “intend” and similar expressions, as they relate to us or our management, identify forward looking statements. Such forward looking statements are based on the beliefs of management, as well as assumptions made by, and information currently available to, our management. Actual results could differ materially from those contemplated by the forward looking statements as a result of certain factors detailed in our filings with the SEC. All subsequent written or oral forward looking statements attributable to us or persons acting on our behalf are qualified in their entirety by this paragraph.

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

Results of Operations and Known Trends or Future Events

For the three months ended March 31, 2009, for the three months ended March 31, 2008 and for the period from October 12, 2007 (inception) to March 31, 2009, we had net income (loss) of ($132,754), $286,766 and $1,797,060, respectively. Our income was all derived from interest and dividends on the net proceeds of the Offering. During the three months ended March 31, 2009, we recorded net interest and dividend income of $14,483 compared to $569,211 for the three months ended March 31, 2008. Earnings for the previous quarter ended December 31, 2008 was approximately $381,000 in comparison. The decrease in earnings was due to lower interest rates as a result of market conditions. Additionally, dividends earned to-date in the Trust Account reflect the narrow spread between the U.S. Treasury yields and management fees in the money market fund for the first quarter of 2009. We incurred $216,887, $61,169 and $687,467 in formation and operating costs during the three months ended March 31, 2009, for the three months ended March 31, 2008 and for the period from October 12, 2007 (inception) to March 31, 2009, respectively.

All activity from October 12, 2007 (inception) through March 3, 2008 relates to our formation and the Offering described above. Since March 4, 2008, we have been searching for a target company to acquire. We believe that we have sufficient funds available to complete our efforts to effect a Business Combination with an operating business within the required 24 months (or up to 30 months if our stockholders approve an extension period) from the date of the Offering.

Liquidity and Capital Resources

As of March 31, 2009, we had cash of $78,106 and cash equivalents held in the Trust Account of $350,034,677. Until the Offering, as described above, our only source of liquidity was the proceeds from the initial private sale of our Founders’ Units and the promissory notes made by our Sponsors. As of March 31, 2009, we had repaid these promissory notes. Since the Offering, our only source of funding has been from the interest and dividends earned on our cash accounts. As of March 31, 2009, we have withdrawn $2,020,000 of the interest and dividends earned on the funds held in our Trust Account of which $1,120,000 was for the payment of income taxes and $900,000 was released for working capital requirements. Pursuant to the terms of our trust agreement governing our Trust Account, we are entitled to use up to $4,000,000 of the earnings (subject to restrictions for monies needed to pay income tax liabilities) for working capital, provided, however, that the aggregate amount of all such distributions for working capital and income tax payments shall not exceed the total earnings. Therefore, up to $3,100,000 is still to be remitted, for working capital purposes, to our operating account which had a balance of $350,034,677 as of March 31, 2009. Consequently, there is approximately $1,347,000 of interest and dividends earned which has not yet been distributed to our operating account but is available to be used for working capital (after reserving approximately $38,000 for tax liabilities) and we will be entitled to use another $1,753,000 of future earnings (subject to additional limitations for tax liabilities generated by our additional earnings). Our liabilities are all related to accrued expenses and costs associated with operating as a public company and searching for an acquisition target. We believe our working capital will continue to be sufficient to fund our operations until a target is acquired.

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

As of March 31, 2009, our efforts were limited to organizational activities, activities relating to the Offering and activities involving searching for an acquisition target; we had neither engaged in any income producing operations nor generated any revenues other than the interest earned on the proceeds of the Offering.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $348,650,000 of the net Offering proceeds (which includes $15.4 million of the proceeds attributable to the underwriters’ deferred discount from the Offering) has been placed in a Trust Account maintained by Mellon Bank, N.A., as account agent. As of March 31, 2009, the balance of the Trust Account was $350,034,677 which includes $3,404,677 of interest and dividends earned since the inception of the Trust Account, net of allowable disbursements. The proceeds of the Offering held in trust have only been invested in U.S. “government securities” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 that only invest in such “government securities” having a maturity of 180 days or less. As of March 31, 2009, the proceeds held in trust were invested in the “Dreyfus Treasury Prime Cash Management” money market fund, a fund which invests exclusively in U.S. Treasury securities. On April 15, 2009, we redeemed our holdings in the “Dreyfus Treasury Prime Cash Management” money market fund and immediately re-invested the proceeds of such redemption directly in U.S. Treasury securities with maturities of 180 days or less. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on U.S. Treasuries. Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

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

As of March 31, 2009, there have been no material changes to the risk factors disclosed in our prospectus dated February 26, 2008 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

On March 3, 2008, we closed our initial public offering of 35,000,000 units, with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.50 per share. The warrants will become exercisable on the later of February 26, 2009 or our consummation of a Business Combination and will expire on February 26, 2014. The units from the Offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $350,000,000. Citigroup Global Markets Inc., acted as sole bookrunning manager and representative of UBS Securities LLC, Piper Jaffray & Co., Sandler O’Neill & Partners, L.P., Ladenburg Thalmann & Co. Inc., Maxim Group LLC and I-Bankers Securities, Inc. (together, the “Underwriters”). The securities sold in the Offering were registered under the Securities Act on a registration statement on Form S-1 (No. 333-147439). The SEC declared the registration statement effective on February 26, 2008.

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

For a description of the use of proceeds generated in the Offering, see Part I, Item 2 of this Form 10-Q.

No purchases have been made by or on behalf of us or any “affiliated purchaser” during the quarter ended March 31, 2009.

ITEM 3.	Defaults Upon Senior Securities.

None.

ITEM 4.	Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.	Other Information.

None.

ITEM 6.	Exhibits.

(a) Exhibits:

3.1 –	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

3.2 –	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on January 23, 2008)

4.1 –	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

4.2 –	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on January 23, 2008)

4.3 –	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

4.4 –	Warrant Agreement, dated as of February 26, 2008, by and between the Company and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

4.5 –	Registration Rights Agreement, dated as of February 26, 2008, by and among the Company, Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.1 –	Letter Agreement, dated as of February 26, 2008, by and among the Company, Citigroup Global Markets, Inc., Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.2 -	Letter Agreement, dated as of February 26, 2008, by and among the Company, Citigroup Global Markets, Inc., and each officer and director (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.3 –	Trust Account Agreement, dated as of February 26, 2008, by and between the Company and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.4 –	Amended and Restated Sponsors’ Warrant Subscription Agreement, dated as of February 19, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

10.5 –	Amended and Restated Initial Unit Subscription Agreement, dated as of February 19, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.8 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

10.6 –	Letter Agreement, dated as of February 26, 2008, by and between the Company and Perella Weinberg Partners Group LP regarding administrative support (incorporated by reference to Exhibit 10.9 to Amendment No. 5 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 14, 2008)

10.7 –	Rule 10b5-1 Stock Purchase Plan, dated as of January 14, 2008, by and among the Company, Citigroup Global Markets Inc. and Perella Weinberg Partners Acquisition LP (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 6, 2008)

10.8 –	Rule 10b5-1 Stock Purchase Plan, dated as of January 14, 2008, by and among the Company, Citigroup Global Markets Inc. and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 6, 2008)

10.9 –	Right of First Review Agreement, dated as of February 26, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 5 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 14, 2008)

10.10 –	Amended and Restated Securities Purchase Agreement, dated as of February 19, 2008, by and among Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

10.11 –	Amended and Restated Securities Assignment Agreement, dated as of February 19, 2008, by and among Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.14 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

31.1 –	Section 302 Certification by Chief Executive Officer*

31.2 –	Section 302 Certification by Principal Financial Officer*

32.1 –	Section 906 Certification by Chief Executive Officer*

32.2 –	Section 906 Certification by Principal Financial Officer*

*	Filed herewith

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereto duly authorized.

BPW ACQUISITION CORP.

Dated: May 15, 2009	By:	/s/ GARY S. BARANCIK
Gary S. Barancik
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ RICHARD J. JENSEN
Richard J. Jensen Senior Vice President and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on January 23, 2008)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on January 23, 2008)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

4.4	Warrant Agreement, dated as of February 26, 2008, by and between the Company and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

4.5	Registration Rights Agreement, dated as of February 26, 2008, by and among the Company, Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.1	Letter Agreement, dated as of February 26, 2008, by and among the Company, Citigroup Global Markets, Inc., Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.2	Letter Agreement, dated as of February 26, 2008, by and among the Company, Citigroup Global Markets, Inc., and each officer and director (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.3	Trust Account Agreement, dated as of February 26, 2008, by and between the Company and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.4	Amended and Restated Sponsors’ Warrant Subscription Agreement, dated as of February 19, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

10.5	Amended and Restated Initial Unit Subscription Agreement, dated as of February 19, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by

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