Form 10-Q
period 2009-06-30
BPW Acquisition Corp.
filed 2009-08-07
CIK 1418255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009.

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

Large accelerated filer  ☐                                         Accelerated filer  ☒                                         Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

As of June 30, 2009 there were 41,176,471 shares of common stock, par value $.0001 per share, issued and outstanding.

BPW ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2009

i

PART I. – FINANCIAL INFORMATION

ITEM 1. Financial Statements.

BPW ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008
ASSETS
Current assets
Cash	$59,708	$31,848
Prepaid expenses	122,810	93,810

Total current assets	182,518	125,658

Other assets
Investment in Trust Account	350,054,247	350,530,373
Deferred income taxes	167,000	113,000

Total other assets	350,221,247	350,643,373

	$350,403,765	$350,769,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$222,223	$216,636
Income taxes payable		246,650

Total current liabilities	222,223	463,286

Long-term liabilities, Deferred underwriters’ fees	10,010,000	10,010,000

Common stock subject to possible redemption, 12,249,999 shares at redemption value, $9.96 per share	122,009,990	122,009,990

Commitments and contingencies

Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value, authorized 200,000,000 shares; 41,176,471 shares issued and outstanding, respectively	4,118	4,118
Additional paid-in capital	216,351,823	216,351,823
Retained earnings	1,805,611	1,929,814

Total stockholders’ equity	218,161,552	218,285,755

	$350,403,765	$350,769,031

See accompanying notes to condensed interim financial statements.

BPW ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		For the Period October 12, 2007 (inception) to June 30, 2009
	2009	2008	2009	2008
Revenue	$—	$—	$—	$—	$—
Formation and operating costs	156,845	171,956	373,731	233,880	844,311

Loss from operations	(156,845)	(171,956)	(373,731)	(233,880)	(844,311)
Interest and dividend income	169,795	1,195,756	184,278	1,767,023	3,578,772

Net income (loss) before provision for income taxes (benefit)	12,950	1,023,800	(189,453)	1,533,143	2,734,461
Provision for income taxes (benefit)	4,400	300,174	(65,250)	521,450	928,850

Net income (loss) applicable to common stockholders	$8,550	$723,626	$(124,203)	$1,011,693	$1,805,611

Weighted average number of common shares outstanding – excluding common shares subject to possible redemption:
Basic	28,926,472	28,926,472	28,926,472	22,594,381	24,754,428
Diluted	35,474,257	37,402,949	28,926,472	26,218,350	29,183,186

Income (loss) per common share – excluding common shares subject to possible redemption:
Basic	$0.00	$0.03	$(0.00)	$0.04	$0.07
Diluted	$0.00	$0.02	$(0.00)	$0.04	$0.06

Weighted average number of common shares subject to possible redemption	12,249,999	12,249,999	12,249,999	8,053,867	9,456,140

Income per common share for shares subject to possible redemption, basic and diluted	$—	$—	$—	$—	$—

See accompanying notes to condensed interim financial statements.

BPW ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period October 12, 2007 (inception) to June 30, 2009

	Common Stock		Additional Paid in Capital	Retained Earnings (Deficit Accumulated during the Development Stage)	Total Stockholders’ Equity
	Shares	Amount
Sale of Units issued to the Sponsors on October 31, 2007 at $0.0023 per Unit (each unit consists of one share of common stock and one warrant to purchase one share of common stock)	10,781,250	$1,078	$23,922	$—	$25,000
Net loss	—	—	—	(94)	(94)

Balances, at December 31, 2007	10,781,250	1,078	23,922	(94)	24,906
Forfeiture of Units issued to the Sponsors on February 19, 2008 and February 26, 2008	(3,678,309)	(368)	368	—	—
Sale of Units issued in the public offering on March 3, 2008 at $10 per Unit (including 12,249,999 shares of common stock subject to possible redemption)	35,000,000	3,500	349,996,500	—	350,000,000
Proceeds from public offering subject to redemption (12,249,999 shares at redemption value)	—	—	(122,009,990)	—	(122,009,990)
Underwriter’s discount and offering costs related to the public offering (includes $10,010,000 payable upon a business combination)	—	—	(20,259,069)	—	(20,259,069)
Sale of 8,600,000 warrants at $1 per warrant on March 3, 2008 to the Sponsors	—	—	8,600,000	—	8,600,000
Forfeiture of Units issued to the Sponsors on March 27, 2008	(926,470)	(92)	92	—	—
Net income	—	—	—	1,929,908	1,929,908

Balances, at December 31, 2008	41,176,471	4,118	216,351,823	1,929,814	218,285,755

Net loss (unaudited)	—	—	—	(124,203)	(124,203)

Balances, at June 30, 2009 (unaudited)	41,176,471	$4,118	$216,351,823	$1,805,611	$218,161,552

See accompanying notes to condensed interim financial statements.

BPW ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,		For the Period October 12, 2007 (inception) to June 30, 2009
	2009	2008
Cash flows from operating activities
Net income (loss)	$(124,203)	$1,011,693	$1,805,611
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax benefit	(54,000)	(52,000)	(167,000)
Increase (decrease) in cash attributable to changes in operating assets and liabilities:
Prepaid expenses	(29,000)	(134,713)	(122,810)
Accounts payable and accrued expenses	5,587	189,339	222,223
Income taxes payable	(246,650)	213,000

Net cash provided by (used in) operating activities	(448,266)	1,227,319	1,738,024

Net cash provided by (used in) investing activities
Change in cash held in Trust Account	476,126	(349,405,396)	(350,054,247)

Cash flows from financing activities
Proceeds from issuance of units to the Sponsors			25,000
Proceeds from notes payable, Sponsors			250,000
Payments of the notes payable, Sponsors		(250,000)	(250,000)
Proceeds from the issuance of warrants in private placement		8,600,000	8,600,000
Proceeds from the issuance of common stock in the initial public offering		350,000,000	350,000,000
Payment of offering costs		(10,172,205)	(10,249,069)

Net cash provided by financing activities	—	348,177,795	348,375,931

Net increase (decrease) in cash	27,860	(282)	59,708
Cash, beginning of period	31,848	199,042	—

Cash, end of period	$59,708	$198,760	$59,708

Supplemental disclosure of cash flow information, cash paid during the period for income taxes	$260,000	$360,000	$1,120,000

Supplemental schedule of non-cash financing activities
Deferred underwriters’ fees	$—	$10,010,000	$10,010,000

See accompanying notes to condensed interim financial statements.

BPW ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

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

The Company has agreed to pay a monthly fee of $10,000 per month to an entity affiliated with one of the Sponsors, for office space and certain office and secretarial services. This agreement commences on the date of the Offering and shall continue through the earlier of a Business Combination or the liquidation of the Company. Approximately $30,000, $nil and $130,000 has been paid under this agreement for the six month period ended June 30, 2009 and 2008 and for the period October 12, 2007 (inception) through to June 30, 2009, respectively and at June 30, 2009, $30,000 is payable under this agreement.

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

The Sponsors will participate in any liquidation distributions with respect to any shares of common stock purchased by them following consummation of the Offering, including shares purchased pursuant to such limit orders, in the event the Company fails to complete an initial Business Combination. In addition, the Sponsors have agreed that they will not sell or transfer any shares of common stock purchased by them pursuant to these agreements until 180 days after the Company has completed an initial Business Combination, and will vote all such shares (i) in favor of the Company’s initial Business Combination, (ii) in favor of an amendment to the Company’s amended and restated certificate of incorporation to provide for an extension of the Company’s corporate existence to up to 30 months from the date of the prospectus in the event the Company has entered into a definitive agreement for, but has not yet consummated, the Company’s initial Business Combination, and (iii) in favor of an amendment to the Company’s amended and restated certificate of incorporation to provide for the Company’s perpetual existence in connection with a vote to approve the Company’s initial Business Combination.

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

NOTE E — TRUST ACCOUNT

A total of $348,650,000, which includes $324,650,000 of the net proceeds from the Offering, $8,600,000 from the sale of Sponsors’ Warrants (see Notes B and D) and $15,400,000 of deferred underwriting discounts and commissions, has been placed in the Trust Account. The trust proceeds were invested in the “Dreyfus Treasury Prime Cash Management” money market fund, a fund which invests exclusively in U.S. Treasury securities. Effective April 15, 2009, the Company redeemed primarily all its holdings in the “Dreyfus Treasury Prime Cash Management” money market fund and immediately re-invested the proceeds of such redemption directly in U.S. Treasury securities with maturities of 180 days or less.

Investment in the Company’s Trust Account at June 30, 2009 consist of (a) United States treasury securities and (b) cash. The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with SFAS No. 115, “Accounting for Certain Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts. The Company’s cash amount held in the Trust Account was $710 at June 30, 2009.

The carrying amount, including accrued interest, gross unrealized holding gains, and fair value of held-to-maturity securities at June 30, 2009 (unaudited) were as follows:

	Carrying amount	Gross unrealized holding gains (loss)	Fair value
Held-to-maturity:
U. S. Treasury securities	$350,053,537	$(100,258)	$349,953,280

Through June 30, 2009, the Company transferred approximately $2,170,000 from the Trust Account including approximately $1,120,000 for payment of income taxes and approximately $1,050,000 for use in working capital.

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

Accordingly, under the provision of EITF D-98, Classification and Measurement of Redeemable Securities, the Company has classified 35% (minus one share) of the net proceeds from the Offering, or $122,009,990, outside permanent equity as of June 30, 2009.

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

The Company’s statements of operations include a presentation of earnings per share for common stock subject to possible redemption in a manner similar to the two-class method of earnings per share. Basic and diluted earnings per common share for the maximum number of shares subject to possible redemption is calculated by dividing the net interest income attributable to common shares subject to redemption ($0 for the three and six months ended June 30, 2009) by the weighted average number of shares subject to possible redemption. Basic and diluted earnings per common share for the shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption.

At June 30, 2009, the Company had outstanding warrants to purchase 49,652,948 shares of common stock. For all the period presented, the weighed average of 6,176,471 shares underlying Founders’ Units were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. The Company uses the treasury-stock method to calculate potentially dilutive shares, as if they were converted into common stock at the beginning of the period. For the three and six months ended June 30, 2009 and the period October 12, 2007 (inception) to June 30, 2009, dilutive securities include warrants of 6,547,785, nil and 4,428,758, respectively. For the three and six months ended June 30, 2008, dilutive securities include warrants of 8,476,477 and 3,623,969, respectively. These dilutive securities represent the incremental common shares, based on their assumed conversion, to be included in the weighted average number of common shares for the calculation of diluted income (loss) per common share.

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

The Company also complies with the provisions of the Financial Accounting Standards Interpretation No. 48, “Accounting for Uncertainty in Income Taxes” (“FIN 48”). FIN 48 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. FIN 48 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted FIN 48 on the inception date, October 12, 2007. The Company did not recognize any adjustments for uncertain tax positions during the three months ended June 30, 2009.

The current and deferred components of taxes are comprised of the following for the three and six months ended June 30, 2009 and 2008 and for the period of October 12, 2007 (inception) to June 30, 2009 are approximately:

	Three Months Ended June 30,		Six Months Ended June 30,		October 12, 2007 (inception) to June 30, 2009
	2009	2008	2009	2008
Current tax provision (benefit)	$4,000	$345,000	$(12,000)	$573,000	$1,059,000
Deferred tax provision (benefit)	$—	$(45,000)	$(54,000)	$(52,000)	$(131,000)

Provision (benefit) for income taxes	$4,000	$300,000	$(66,000)	$521,000	$928,000

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

NOTE I — FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company implemented SFAS No. 157, “Fair Value Measurement” (“SFAS 157”), for its financial assets and liabilities that are re-measured and reported at fair value at each reporting period, and non-financial assets and liabilities that are re-measured and reported at fair value at least annually. The adoption of SFAS No. 157 to the Company’s financial assets and liabilities and non-financial assets and liabilities that are re-measured and reported at fair value at least annually did not have an impact on the Company’s financial results.

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

At June 30, 2009, the Company’s investment in the Trust Account (see Note E) is measured at fair value using Level 1 inputs that are determined through market, observable and corroborated sources.

Description	June 30, 2009	Quoted Prices in Active Markets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Assets:
Cash equivalents held in Trust Account	$710	$710	$—	$—
Treasury securities held in Trust Account*	349,953,280	349,953,280

Total	$349,953,990	$349,953,990	$—	$—

*	See Note E, treasury securities are accounted for under SFAS 115 and are carried at amortized cost.

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

FSP FAS 157-4 relates to determining fair values when there is no active market or where the price inputs being used represent distressed sales. It reaffirms what SFAS 157 states is the objective of fair value measurement — to reflect how much an asset would be sold for in an orderly transaction (as opposed to a distressed or forced transaction) at the date of the financial statements under current market conditions. Specifically, it reaffirms the need to use judgment to ascertain if a formerly active market has become inactive and in determining fair values when markets have become inactive.

FSP FAS 107-1 and APB 28-1 relate to fair value disclosures for any financial instruments that are not currently reflected on the balance sheet of companies at fair value. Prior to issuing this FSP, fair values for these assets and liabilities were only disclosed once a year. The FSP requires these disclosures on a quarterly basis, providing qualitative and quantitative information about fair value estimates for all those financial instruments not measured on the balance sheet at fair value. FSP FAS 115-2 and FAS 124-2 on other-than-temporary impairments is intended to bring greater consistency to the timing of impairment recognition, and provide greater clarity to investors about the credit and noncredit components of impaired debt securities that are not expected to be sold. The measure of impairment in comprehensive income remains fair value. The FSP also requires increased and more timely disclosures regarding expected cash flows, credit losses, and an aging of securities with unrealized losses.

The FSPs are effective for interim and annual periods ending after June 15, 2009 and did not have a material effect on the condensed financial statements of the Company.

In June 2009, FASB issued SFAS No. 165, “Subsequent Events” which establishes general standards of accounting for and disclosures of events that occur after the balance sheet date but before the financial statements are issued or available to be issued. It is effective for interim and annual periods ending after June 15, 2009. The Company does not believe this will have a material effect on the condensed financial statements.

In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles (“GAAP”) — a replacement of FASB Statement No. 162,” which will become the source of authoritative US GAAP recognized by the FASB to be applied to nongovernmental entities. It is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Company does not believe that this will have a material effect on its condensed financial statements.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

ITEM 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with our condensed Financial Statements and notes thereto contained in this report.

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

We entered into an Underwriting Agreement with the underwriters of the Offering. The Underwriting Agreement required us to pay 2.6% of the gross proceeds of the Offering as an underwriting discount plus an additional 4.4% of the gross proceeds only upon consummation of a Business Combination. We paid an underwriting discount of 2.6% of the gross proceeds ($9,100,000) in connection with the consummation of the Offering and have placed 4.4% of the gross proceeds ($15,400,000) in the Trust Account. We did not pay any discount related to the Sponsors’ Warrants sold in the Private Placements. The underwriters have waived their right to receive payment of the 4.4% of the gross proceeds upon our liquidation if we are unable to complete a Business Combination.

We intend to utilize cash derived from the Offering, our capital stock, debt or combination of cash, capital stock and debt, to effect a Business Combination.

Results of Operations and Known Trends or Future Events

For the three months ended June 30, 2009, for the six months ended June 30, 2009 and for the period from October 12, 2007 (inception) to June 30, 2009, we had net income (loss) of $8,550, $(124,203) and $1,805,611, respectively. Our income was all derived from interest and dividends on the net proceeds of the Offering. We incurred $156,845, $373,731 and $844,311 in formation and operating costs during the three months ended June 30, 2009, for the six months ended June 30, 2009 and for the period from October 12, 2007 (inception) to June 30, 2009, respectively.

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

Liquidity and Capital Resources

As of June 30, 2009, we had cash of and cash equivalents held in the Trust Account of $701 and treasury securities with a carrying amount of approximately $350,054,000. Until the Offering, as described above, our only source of liquidity was the proceeds from the initial private sale of our Founders’ Units and the promissory notes made by our Sponsors. As of June 30, 2009, we had repaid these promissory notes. Since the Offering, our only source of funding has been from the interest and dividends earned on our cash accounts. As of June 30, 2009, we have withdrawn $2,170,000 of the interest and dividends earned on the funds held in our Trust Account of which $1,120,000 was for the payment of income taxes and $1,050,000 was released for working capital requirements. Pursuant to the terms of our trust agreement governing our Trust Account, we are entitled to use up to $4,000,000 of the earnings (subject to restrictions for monies needed to pay income tax liabilities) for working capital, provided, however, that the aggregate amount of all such distributions for working capital and income tax payments shall not exceed the total earnings. Therefore, up to $2,950,000 is still to be remitted, for working capital purposes, to our operating account which had a balance of $59,708 as of June 30, 2009. Our liabilities are all related to accrued expenses and costs associated with operating as a public company and searching for an acquisition target. We believe our working capital will continue to be sufficient to fund our operations until a target is acquired.

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

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk.

As of June 30, 2009, our efforts were limited to organizational activities, activities relating to the Offering and activities involving searching for an acquisition target; we had neither engaged in any income producing operations nor generated any revenues other than the interest earned on the proceeds of the Offering.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $348,650,000 of the net Offering proceeds (which includes $15.4 million of the proceeds attributable to the underwriters’ deferred discount from the Offering) has been placed in a Trust Account maintained by Mellon Bank, N.A., as account agent. As of June 30, 2009, the balance of the Trust Account was $350,054,247 which includes $3,578,248 of interest and dividends earned since the inception of the Trust Account. The proceeds of the Offering held in trust have only been invested in U.S. “government securities” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 that only invest in such “government securities” having a maturity of 180 days or less. The proceeds held in trust were invested in the “Dreyfus Treasury Prime Cash Management” money market fund, a fund which invests exclusively in U.S. Treasury securities. On April 15, 2009, we redeemed our holdings in the “Dreyfus Treasury Prime Cash Management” money market fund and immediately re-invested the proceeds of such redemption directly in U.S. Treasury securities with maturities of 180 days or less. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on U.S. Treasuries. Management cannot provide any assurance about the actual effect of changes in interest rates on net interest income. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

Factors that could cause our actual results to differ materially from those in this report are any of the risks described in our Annual Report on Form 10-K dated March 30, 2009 filed with the SEC. Any of these factors could result in a significant or material adverse effect on our results of operations or financial condition. Additional risk factors not presently known to us or that we currently deem immaterial may also impair our business or results of operations.

As of June 30, 2009, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K dated March 30, 2009 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

No purchases have been made by or on behalf of us or any “affiliated purchaser” during the quarter ended June 30, 2009.

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

BPW ACQUISITION CORP.

Dated: August 7, 2009	By:	/s/ GARY S. BARANCIK
Gary S. Barancik
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ RICHARD J. JENSEN
Richard J. Jensen
Senior Vice President and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description
3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on January 23, 2008)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on January 23, 2008)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

4.4	Warrant Agreement, dated as of February 26, 2008, by and between the Company and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

4.5	Registration Rights Agreement, dated as of February 26, 2008, by and among the Company, Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.1	Letter Agreement, dated as of February 26, 2008, by and among the Company, Citigroup Global Markets, Inc., Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.2	Letter Agreement, dated as of February 26, 2008, by and among the Company, Citigroup Global Markets, Inc., and each officer and director (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.3	Trust Account Agreement, dated as of February 26, 2008, by and between the Company and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.4	Amended and Restated Sponsors’ Warrant Subscription Agreement, dated as of February 19, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

10.5	Amended and Restated Initial Unit Subscription Agreement, dated as of February 19, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.8 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

10.6	Letter Agreement, dated as of February 26, 2008, by and between the Company and Perella Weinberg Partners Group LP regarding administrative support (incorporated by reference to Exhibit 10.9 to Amendment No. 5 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 14, 2008)

10.7	Rule 10b5-1 Stock Purchase Plan, dated as of January 14, 2008, by and among the Company, Citigroup Global Markets Inc. and Perella Weinberg Partners Acquisition LP (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 6, 2008)

10.8	Rule 10b5-1 Stock Purchase Plan, dated as of January 14, 2008, by and among the Company, Citigroup Global Markets Inc. and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 6, 2008)

10.9	Right of First Review Agreement, dated as of February 26, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 5 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 14, 2008)

10.10	Amended and Restated Securities Purchase Agreement, dated as of February 19, 2008, by and among Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

10.11	Amended and Restated Securities Assignment Agreement, dated as of February 19, 2008, by and among Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.14 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

31.1	Section 302 Certification by Chief Executive Officer*

31.2	Section 302 Certification by Principal Financial Officer*

32.1	Section 906 Certification by Chief Executive Officer*

32.2	Section 906 Certification by Principal Financial Officer*

*	Filed herewith