Form 10-Q
period 2009-09-30
BPW Acquisition Corp.
filed 2009-11-09
CIK 1418255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009.

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

Yes  ☒    No  ☐

As of September 30, 2009 there were 41,176,471 shares of common stock, par value $.0001 per share, issued and outstanding.

BPW ACQUISITION CORP.

FORM 10-Q

FOR THE QUARTER ENDED SEPTEMBER 30, 2009

i

PART I. – FINANCIAL INFORMATION

ITEM 1.	Financial Statements.

BPW ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED BALANCE SHEETS

	September 30, 2009 (Unaudited)	December 31, 2008
ASSETS
Current assets
Cash and cash equivalents	$78,826	$31,848
Prepaid expenses	111,810	93,810

Total current assets	190,636	125,658

Other assets
Investment in Trust Account	349,898,760	350,530,373
Deferred income taxes	196,000	113,000

Total other assets	350,094,760	350,643,373

	$350,285,396	$350,769,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$158,721	$216,636
Income taxes payable		246,650

Total current liabilities	158,721	463,286

Long-term liabilities, Deferred underwriters’ fee	10,010,000	10,010,000

Common stock subject to possible redemption, 12,249,999 shares at redemption value, $9.96 per share	122,009,990	122,009,990

Commitments and Contingencies
Stockholders’ equity
Preferred stock, $.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $.0001 par value, authorized 200,000,000 shares; 41,176,471 shares issued and outstanding, respectively	4,118	4,118
Additional paid-in capital	216,351,823	216,351,823
Retained earnings	1,750,744	1,929,814

Total stockholders’ equity	218,106,685	218,285,755

	$350,285,396	$350,769,031

See accompanying notes to condensed interim financial statements.

BPW ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF OPERATIONS

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,		For the Period October 12, 2007 (inception) to September 30,
	2009	2008	2009	2008	2009
Revenue	$—	$—	$—	$—	$—
Formation and operating costs	228,809	135,183	602,541	369,063	1,073,121

Loss from operations	(228,809)	(135,183)	(602,541)	(369,063)	(1,073,121)
Interest and dividend income	144,943	1,245,771	329,221	3,012,794	3,723,715

Net income (loss) before provision for income taxes (benefit)	(83,866)	1,110,588	(273,320)	2,643,731	2,650,594
Provision for income taxes (benefit)	(29,000)	378,000	(94,250)	899,450	899,850

Net income (loss) applicable to common stockholders	$(54,866)	$732,588	$(179,070)	$1,744,281	$1,750,744

Weighted average number of common shares outstanding – excluding common shares subject to possible redemption:
Basic	28,926,472	28,926,472	28,926,472	24,728,272	25,288,264
Diluted	28,926,472	34,885,004	28,926,472	29,162,561	30,083,662
Income (loss) per common share – excluding common shares subject to possible redemption:
Basic	$(0.00)	$0.03	$(0.01)	$0.07	$0.07
Diluted	$(0.00)	$0.02	$(0.01)	$0.06	$0.06
Weighted average number of common shares subject to possible redemption	12,249,999	12,249,999	12,249,999	9,467,948	9,813,629
Income per common share for shares subject to possible redemption, basic and diluted	$—	$—	$—	$—	$—

See accompanying notes to condensed interim financial statements.

BPW ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period October 12, 2007 (inception) to September 30, 2009

	Common Stock		Additional Paid in	Retained Earnings (Deficit Accumulated during the Development	Total Stockholders’
	Shares	Amount	Capital	Stage)	Equity
Sale of Units issued to the Sponsors on October 31, 2007 at $0.0023 per Unit (each unit consists of one share of common stock and one warrant to purchase one share of common stock)	10,781,250	$1,078	$23,922	$—	$25,000
Net loss	—	—	—	(94)	(94)

Balances, at December 31, 2007	10,781,250	1,078	23,922	(94)	24,906
Forfeiture of Units issued to the Sponsors on February 19, 2008 and February 26, 2008	(3,678,309)	(368)	368	—	—
Sale of Units issued in the public offering on March 3, 2008 at $10 per Unit (including 12,249,999 shares of common stock subject to possible redemption)	35,000,000	3,500	349,996,500	—	350,000,000
Proceeds from public offering subject to redemption (12,249,999 shares at redemption value)	—	—	(122,009,900)	—	(122,009,900)
Underwriter’s discount and offering costs related to the public offering (includes $10,010,000 payable upon a business combination)	—	—	(20,259,069)	—	(20,259,069)
Sale of 8,600,000 warrants at $1 per warrant on March 3, 2008 to the Sponsors	—	—	8,600,000	—	8,600,000
Forfeiture of Units issued to the Sponsors on March 27, 2008	(926,470)	(92)	92	—	—
Net income	—	—	—	1,929,908	1,929,908

Balances, at December 31, 2008	41,176,471	4,118	216,351,823	1,929,814	218,285,755

Net loss (unaudited)	—	—	—	(179,070)	(179,070)

Balances, at September 30, 2009 (unaudited)	41,176,471	$4,118	$216,351,823	$1,750,744	$218,106,685

See accompanying notes to condensed interim financial statements.

BPW ACQUISITION CORP.

(a corporation in the development stage)

CONDENSED STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,		For the Period October 12, 2007 (inception) to September 30,
	2009	2008	2009
Cash flows from operating activities
Net income (loss)	$(179,070)	$1,744,281	$1,750,744
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income taxes	(83,000)	(84,000)	(196,000)
Increase (decrease) in cash attributable to change in operating assets and liabilities:
Prepaid expenses	(18,000)	(114,261)	(111,810)
Accounts payable and accrued expenses	(57,915)	265,240	158,721
Income taxes payable	(246,650)	123,000	—

Net cash provided by (used in) operating activities	(584,635)	1,934,260	1,601,655

Net cash used in investing activities
Change in investment held in Trust Account	631,613	(350,150,184)	(349,898,760)

Cash flows from financing activities
Proceeds from issuance of units to the Sponsors	—	—	25,000
Proceeds from notes payable, Sponsors	—	—	250,000
Payments of the notes payable, Sponsors	—	(250,000)	(250,00)
Proceeds from the issuance of warrants in private placement	—	8,600,000	8,600,000
Proceeds from the issuance of common stock in the initial public offering	—	350,000,000	350,000,000
Payment of offering costs	—	(10,172,205)	(10,249,069)

Net cash provided by financing activities	—	348,177,795	348,375,931

Net increase (decrease) in cash	46,978	(38,129)	78,826
Cash, beginning of period	31,848	199,042	—

Cash, end of period	$78,826	$160,913	$78,826

Supplemental disclosure of cash flow information, cash paid during the period for income taxes	$299,000	$860,000	$1,159,000

Supplemental schedule of non-cash financing activities
Deferred underwriters’ fees	$—	$10,010,000	$10,010,000

See accompanying notes to condensed interim financial statements.

BPW ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS

(unaudited)

NOTE A — BASIS OF PRESENTATION

The accompanying condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and pursuant to the accounting and disclosure rules and regulations of Article 10 of Regulation S-X and the instructions to Form 10-Q of the Securities and Exchange Commission (the “SEC”). Certain information and disclosures normally included in financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to such rules and regulations. These statements should be read in conjunction with the more complete information and financial statements and notes thereto included in the Company’s Annual Report on Form 10-K. In the opinion of management, all adjustments (consisting of normal recurring accruals) are considered necessary for a fair presentation of interim results of the Company. Operating results for the interim period presented are not necessarily indicative of the results to be expected for any other interim period or for the full year.

NOTE B — NEW ACCOUNTING PRONOUNCEMENTS

Effective July 1, 2009, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standard (“SFAS”) No. 168, The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles, a replacement of FASB Statement No. 162. This statement modifies the U.S. GAAP hierarchy by establishing only two levels of U.S. GAAP, authoritative and nonauthoritative accounting literature. Effective July 2009, the FASB Accounting Standards Codification (“ASC”), also known collectively as the “Codification,” is considered the single source of authoritative U.S. accounting and reporting standards, except for additional authoritative rules and interpretive releases issued by the SEC. Nonauthoritative guidance and literature would include, among other things, FASB Concepts Statements, American Institute of Certified Public Accountants Issue Papers and Technical Practice Aids and accounting textbooks. The Codification was developed to organize U.S. GAAP pronouncements by topic so that users can more easily access authoritative accounting guidance. It is organized by topic, subtopic, section, and paragraph, each of which is identified by a numerical designation. References made to FASB guidance throughout this document have been updated for the Codification.

In June 2009, the FASB issued guidance now codified as ASC Topic 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued (“subsequent events”). The adoption of ASC 855, was effective for interim and annual periods ending after September 15, 2009. In preparing the accompanying unaudited condensed interim financial statements, the Company has reviewed all known events that have occurred after September 30, 2009, and through the filing on November 9, 2009, for inclusion in the financial statements and footnotes.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

NOTE C — DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

BPW Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on October 12, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses (a “Business Combination”). The Company intends to focus on an acquisition or acquisitions in the financial services or business services industries. The Company has neither engaged in any operations nor generated operating revenue to date. The Company is considered to be in the development stage as defined in ASC Topic 915, “Development Stage Entities,” and is subject to the risks associated with activities of development stage companies.

The registration statement for the Company’s initial public offering (the “Offering”) (as described in Note D) was declared effective on February 26, 2008. The Company consummated the Offering on March 3, 2008 and simultaneously with such Offering, BNYH BPW Holdings LLC and Perella Weinberg Partners Acquisition LP (the “Sponsors”) purchased an aggregate of 8,600,000 warrants at $1.00 per warrant (the “Sponsors’ Warrants”) from the Company in private placements (the “Private Placements”).

BPW ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

NOTE D —OFFERING

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

The Company has agreed to pay a monthly fee of $10,000 per month to an entity affiliated with one of the Sponsors, for office space and certain office and secretarial services. This agreement commences on the date of the Offering and shall continue through the earlier of a Business Combination or the liquidation of the Company. Approximately $90,000, $70,000 and $160,000 was payable under this agreement for the nine months period ended September 30, 2009 and 2008 and for the period October 12, 2007 (inception) through to September 30, 2009, respectively and at September 30, 2009, approximately $26,000 is owed under this agreement and is included in accounts payable and accrued expenses.

On March 3, 2008, prior to the Offering, the Sponsors purchased, in the Private Placements, 8,600,000 Sponsors’ Warrants at $1.00 per warrant simultaneously with the consummation of the Offering, but not as part of the Offering. The aggregate proceeds of the Private Placements of $8,600,000 are held in the Trust Account described in Note D above. The Sponsors’ Warrants are identical to the Warrants underlying the Units sold in the Offering except that (i) the Sponsors have agreed that they will not sell or otherwise transfer the warrants until the Company consummates a Business Combination, (ii) they may be exercised on a cashless basis at the option of the holder and (iii) are not redeemable as long as they are held by the Sponsors or their affiliates. If the Company does not complete a Business Combination, then the $8,600,000 of proceeds will be part of the liquidating distribution to the public stockholders and the Sponsors’ Warrants will expire worthless.

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

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

In March 2009, the Company entered into an agreement for consulting services with Douglas McGovern. Services under this agreement require monthly payments of up to $13,500 (and Mr. McGovern is entitled to a bonus upon completion of an initial business combination) and extends through the earlier of February 26, 2010 (or August 26, 2010, if extended) or completion of a business combination. Mr. McGovern was formerly an employee of Brooklyn NY Holdings LLC. Approximately $101,000 was incurred under this agreement through September 30, 2009.

BPW ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS—(Continued)

(unaudited)

NOTE F — TRUST ACCOUNT

A total of $348,650,000, which includes $324,650,000 of the net proceeds from the Offering, $8,600,000 from the sale of Sponsors’ Warrants (see Notes D and E) and $15,400,000 of deferred underwriting discounts and commissions, has been placed in the Trust Account. During the quarter ended September 30, 2009, the Company’s investment in U.S. Treasury securities matured and subsequent to September 30, 2009, the balance in the Trust Account was re-invested in the “Dreyfus Treasury Prime Cash Management” money market fund, a fund which invests exclusively in U.S. Treasury securities.

The Company classifies its United States Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320, “Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost and adjusted for the amortization or accretion of premiums or discounts.

Through September 30, 2009, the Company transferred approximately $2,470,000 from the Trust Account including approximately $1,159,000 for payment of income taxes and approximately $1,311,000 for use in working capital.

NOTE G — REDEEMABLE COMMON STOCK

As discussed in Note C, the Company is required to obtain shareholder approval for any Business Combination of a target business. In the event that 35% or more of the outstanding stock (excluding, for this purpose, those shares of common stock issued prior to the Offering), on a cumulative basis, including the shares as to which conversion rights were exercised in connection with the stockholder vote, if any, required to approve an amendment to the Company’s amended and restated certificate of incorporation to provide for an extension of the time period within which it must complete its Business Combination both vote against the Business Combination and elect to exercise their conversion rights, the Business Combination will not be consummated. The Company can still effect a Business Combination if the public shareholders owning up to approximately 35% (minus one share) of the common stock sold in the Offering exercise their conversion rights.

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

Accordingly, under the provision of ASC 480, Classification and Measurement of Redeemable Securities, the Company has classified 35% (minus one share) of the net proceeds from the Offering, or $122,009,990, outside permanent equity as of September 30, 2009.

NOTE H — EARNINGS PER SHARE

The Company complies with the accounting and disclosure requirements of ASC 260, “Earnings Per Share.” Basic earnings per common share for all periods is computed by dividing the earnings applicable to common stockholders by the weighted average number of common shares outstanding for the period. Diluted income per share reflects the potential dilution assuming common shares were issued upon the exercise of outstanding in the money warrants and the proceeds thereof were used to purchase common shares at the average market price during the period.

The Company’s statement of operations includes a presentation of earning per share for common stock subject to possible redemption in a manner similar to the two-class method of earnings per share. Basic and diluted earnings per common share for the maximum number of shares subject to possible redemption is calculated by dividing the net interest income attributable to common shares subject to redemption ($0 for the three and nine months ended September 30, 2009) by the weighted average number of shares subject to possible redemption. Basic and diluted earnings per common share for the shares outstanding not subject to possible redemption is calculated by dividing the net income exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption.

BPW ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS—(Continued)

(unaudited)

At September 30, 2009, the Company had outstanding warrants to purchase 49,652,948 shares of common stock. For all the period presented, the weighed average of 6,176,471 shares underlying Founders’ Units were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. The Company uses the treasury stock method to calculate potentially dilutive shares, as if they were converted into common stock at the beginning of the period. For the three and nine months ended September 30, 2009, the weighted average of 31,350,000 warrants convertible into common stock have been excluded from the calculation as their reduction would have been anti-dilutive as the Company incurred a loss for the respective periods. For the three and nine months ended September 30, 2009 and the period October 12, 2007 (inception) to September 30, 2009 dilutive securities include warrants of 5,958,532, 4,434,289 and 4,795,398, respectively, that represent incremental common shares, based on their assumed conversion, to be included in the weighted average number of common shares for the calculation of diluted income per common share. In addition, for all periods presented, the weighted average of 6,176,471 warrants underlying the Founder’s Units were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

NOTE I — INCOME TAXES

The Company complies with ASC 740, “Income Taxes,” which requires an asset and liability approach to financial accounting and reporting for income taxes. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

The Company also complies with the provisions of the ASC 740 regarding accounting for uncertainty in income taxes. ASC 740 prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. ASC 740 also provides guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosures and transitions. The Company adopted ASC 740 on the inception date, October 12, 2007. The Company did not recognize any adjustments for uncertain tax positions during the nine months ended September 30, 2009.

The current and deferred components of taxes are comprised of the following for the three and nine months ended September 30, 2009 and 2008 and for period of October 12, 2007 (inception) to September 30, 2009 (unaudited) are approximately:

	Three months ended September 30,		Nine months ended September 30,		October 12, 2007 (inception) to September 30,
	2009	2008	2009	2008	2009
Current tax provision (benefit)	$—	$410,000	($12,000)	$983,000	$1,096,000
Deferred tax provision (benefit)	(29,000)	(32,000)	(82,000)	(84,000)	(196,000)

Provision (benefit) for income taxes	($29,000)	$378,000	($94,000)	$899,000	$900,000

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

Results of Operations and Known Trends or Future Events

For the three months ended September 30, 2009, for the nine months ended September 30, 2009 and for the period from October 12, 2007 (inception) to September 30, 2009, we had net income (loss) of $(54,866), $(179,070) and $1,750,744, respectively. Our income was all derived from interest and dividends on the net proceeds of the Offering. We incurred $228,809, $602,541 and $1,073,121 in formation and operating costs during the three months ended September 30, 2009, for the nine months ended September 30, 2009 and for the period from October 12, 2007 (inception) to September 30, 2009, respectively.

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

Liquidity and Capital Resources

As of September 30, 2009, we had cash of and cash equivalents held in the Trust Account of $349,898,760. Until the Offering, as described above, our only source of liquidity was the proceeds from the initial private sale of our Founders’ Units and the promissory notes made by our Sponsors. As of September 30, 2009, we had repaid these promissory notes. Since the Offering, our only source of funding has been from the interest and dividends earned on our cash accounts. As of September 30, 2009, we have withdrawn $2,470,000 of the interest and dividends earned on the funds held in our Trust Account of which $1,159,000 was for the payment of income taxes and $1,311,000 was released for working capital requirements. Pursuant to the terms of our trust agreement governing our Trust Account, we are entitled to use up to $4,000,000 of the earnings (subject to restrictions for monies needed to pay income tax liabilities) for working capital, provided, however, that the aggregate amount of all such distributions for working capital and income tax payments shall not exceed the total earnings. Therefore, up to $2,689,000 is still to be remitted, for working capital purposes, to our operating account which had a balance of $78,826 as of September 30, 2009. Our liabilities are all related to accrued expenses and costs associated with operating as a public company and searching for an acquisition target. We believe our working capital will continue to be sufficient to fund our operations until a target is acquired.

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

As of September 30, 2009, our efforts were limited to organizational activities, activities relating to the Offering and activities involving searching for an acquisition target; we had neither engaged in any income producing operations nor generated any revenues other than the interest earned on the proceeds of the Offering.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $348,650,000 of the net Offering proceeds (which includes $15.4 million of the proceeds attributable to the underwriters’ deferred discount from the Offering) has been placed in a Trust Account maintained by Mellon Bank, N.A., as account agent. As of September 30, 2009, the balance of the Trust Account was $349,898,760 which includes $3,723,715 of interest and dividends earned since the inception of the Trust Account, net of allowable disbursements. The proceeds of the Offering held in trust have only been invested in U.S. “government securities” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 that only invest in such “government securities” having a maturity of 180 days or less. The proceeds held in trust were invested in the “Dreyfus Treasury Prime Cash Management” money market fund, a fund which invests exclusively in U.S. Treasury securities. On April 15, 2009, we redeemed our holdings in the “Dreyfus Treasury Prime Cash Management” money market fund and immediately re-invested the proceeds of such redemption directly in U.S. Treasury securities with maturities of 180 days or less. The U.S. Treasury securities matured on September 30, 2009 and the proceeds were re-invested in the “Dreyfus Treasury Prime Cash Management” money market fund. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

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

As of September 30, 2009, there have been no material changes to the risk factors disclosed in our Annual Report on Form 10-K dated March 30, 2009 filed with the SEC, except we may disclose changes to such factors or disclose additional factors from time to time in our future filings with the SEC.

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

No purchases have been made by or on behalf of us or any “affiliated purchaser” during the quarter ended September 30, 2009.

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

BPW ACQUISITION CORP.

Dated: November 9, 2009	By:	/s/ GARY S. BARANCIK
Gary S. Barancik Chief Executive Officer (Principal Executive Officer)

	By:	/s/ RICHARD J. JENSEN
Richard J. Jensen Senior Vice President and Secretary (Principal Financial and Accounting Officer)

EXHIBIT INDEX

No.	Description

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Form S-1, File No.
333-147439, filed by the Company with the Securities and Exchange Commission on January 23, 2008)

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Form S-1, File No.
333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on January 23, 2008)

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 6 to the Form S-1, File No.
333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

4.4	Warrant Agreement, dated as of February 26, 2008, by and between the Company and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

4.5	Registration Rights Agreement, dated as of February 26, 2008, by and among the Company, Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.1	Letter Agreement, dated as of February 26, 2008, by and among the Company, Citigroup Global Markets, Inc., Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on
March 7, 2008)

10.2	Letter Agreement, dated as of February 26, 2008, by and among the Company, Citigroup Global Markets, Inc., and each officer and director (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.3	Trust Account Agreement, dated as of February 26, 2008, by and between the Company and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008)

10.4	Amended and Restated Sponsors’ Warrant Subscription Agreement, dated as of February 19, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

10.5	Amended and Restated Initial Unit Subscription Agreement, dated as of February 19, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.8 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

10.6	Letter Agreement, dated as of February 26, 2008, by and between the Company and Perella Weinberg Partners Group LP regarding administrative support (incorporated by reference to Exhibit 10.9 to Amendment No. 5 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 14, 2008)

10.7	Rule 10b5-1 Stock Purchase Plan, dated as of January 14, 2008, by and among the Company, Citigroup Global Markets Inc. and Perella Weinberg Partners Acquisition LP (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 6, 2008)

10.8	Rule 10b5-1 Stock Purchase Plan, dated as of January 14, 2008, by and among the Company, Citigroup Global Markets Inc. and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 6, 2008)

10.9	Right of First Review Agreement, dated as of February 26, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 5 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 14, 2008)

10.10	Amended and Restated Securities Purchase Agreement, dated as of February 19, 2008, by and among Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

10.11	Amended and Restated Securities Assignment Agreement, dated as of February 19, 2008, by and among Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.14 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008)

31.1	Section 302 Certification by Chief Executive Officer*

31.2	Section 302 Certification by Principal Financial Officer*

32.1	Section 906 Certification by Chief Executive Officer*

32.2	Section 906 Certification by Principal Financial Officer*

*	Filed herewith