Form 10-K
period 2009-12-31
BPW Acquisition Corp.
filed 2010-03-16
CIK 1418255

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number 001-33979

BPW ACQUISITION CORP.

(Exact name of Registrant as specified in its charter)

Delaware	26-1259837
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

750 Washington Boulevard Stamford, Connecticut 06901 (Address, including zip code, of principal executive offices)

(203) 653-5800 (Registrant’s telephone number, including area code)

Securities Registered Pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Units consisting of one share of Common Stock and one Warrant	New York Stock Exchange Amex
Common Stock included in Units, par value $0.0001 per share	New York Stock Exchange Amex
Warrants included in Units, exercisable for Common Stock at an exercise price of $7.50 per share	New York Stock Exchange Amex

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

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes  ☒    No  ☐

The aggregate market value of the voting common stock, par value $0.0001 per share, held by non-affiliates of the registrant computed by reference to the closing sales price for the registrant’s common stock on June 30, 2009, as reported on the New York Stock Exchange Amex (formerly known as the American Stock Exchange) was approximately $335 million.

The number of shares of the registrant’s common stock outstanding as of March 16, 2010 was 41,176,471.

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

•

listing or delisting of our securities from the New York Stock Exchange Amex (“NYSE Amex”, formerly known as the American Stock Exchange) or the ability to have our securities listed on the NYSE Amex or any other securities exchange following a business combination;

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

PART I

References to “BPW,” “we,” “us” or “our company” refer to BPW Acquisition Corp., a Delaware corporation. References to our “management” or our “management team” refer to our officers and directors and references to our “sponsors” refer to Perella Weinberg Partners Acquisition LP, a Delaware limited partnership (“PWPA”), and BNYH BPW Holdings LLC, a Delaware limited liability company (“BNYH BPW”). References to our “founders” refer to Roger W. Einiger, J. Richard Fredericks, Wolfgang Schoellkopf and our sponsors. Unless the context otherwise requires, references to the “merger” refer to the merger contemplated by the definitive merger agreement dated December 8, 2009, by and among us, The Talbots, Inc., a Delaware corporation (“Talbots”) and Tailor Acquisition, Inc., a Delaware corporation, as amended on February 16, 2010.

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

On March 3, 2008, we completed our initial public offering of 35,000,000 units with each unit consisting of one share of our common stock and one warrant, each to purchase one share of our common stock at an exercise price of $7.50 per share. The units from the initial public offering were sold at an offering price of $10.00 per unit, generating total gross proceeds of $350 million. Simultaneously with the consummation of our initial public offering, we consummated the private sale of a total of 8,600,000 warrants to our sponsors at a price of $1.00 per warrant, generating gross proceeds of $8,600,000. After deducting the underwriting discounts and commissions and the initial public offering expenses, approximately $348,650,000 of the proceeds from the initial public offering and the private placement was deposited into a trust account maintained by Mellon Bank, N.A., as account agent. Such funds will not be released from the trust account to us until the earlier of completion of our initial business combination or our liquidation, although we may withdraw up to an aggregate of approximately $4.0 million of the interest income accumulated on the funds. After the payment of approximately $750,000 in expenses relating to the initial public offering plus the $9.1 million of underwriting discounts and commissions, $100,000 of the net proceeds of the public offering and private placement was not deposited into a trust account and retained by us for working capital purposes. Through December 31, 2009, we have generated approximately $3.7 million of interest earned on the net proceeds of our initial public offering held in the trust account, of which approximately $1.2 million was distributed to pay income taxes and $2 million for working capital. Of the $2 million distributed for working capital purposes, together with the $100,000 from the initial public offering not deposited in the trust account and $25,000 in initial founders’ equity, approximately $400,000 was used to pay offering costs and approximately $1,634,000 for operating, due diligence and formation costs. The net proceeds deposited into the trust account remain on deposit in the trust account earning interest. As of December 31, 2009, there was $349,198,387, including interest earned and not distributed of $548,387, held in the trust account.

We are not presently engaged in, and we will not engage in, any substantive commercial business until we consummate an initial business combination. We intend to utilize our cash, including the funds held in the trust account, capital stock, debt or a combination of the foregoing in effecting an initial business combination.

Recent Developments

On December 8, 2009, we entered into a definitive merger agreement pursuant to which we will be acquired by Talbots, a specialty retailer of women’s apparel.

Under the terms of the merger agreement, as amended on February 16, 2010, holders of shares of our common stock will receive a number of shares of Talbots common stock based on the greater of: (i) 0.9853, which is the quotient (rounded to the nearest ten-thousandth) obtained by dividing $11.25 by the volume weighted average price per share (calculated to the nearest one-hundredth of one cent) of shares of Talbots common stock on the NYSE for the 15 consecutive trading days immediately preceding the fifth trading day prior to the date of the special meeting of BPW stockholders and (ii) the quotient obtained by dividing $11.25 by the average of the daily volume weighted average prices per share of Talbots common stock on the New York Stock Exchange over each of the 5 consecutive trading days immediately preceding the date of the completion of the merger, provided, however, that if such quotient is: (1) greater than 1.3235, then such quotient shall be deemed to be 1.3235 , or (2) less than 0.9000, then such quotient shall be deemed to be 0.9000. As part of the transaction, the founders will surrender an aggregate of 1,852,941 shares of BPW common stock, or approximately 30% of the shares held by the founders, for no consideration.

As contemplated by the amended merger agreement, Talbots has also commenced an exchange offer for our existing warrants held by public warrantholders. The exchange offer provides that 17,500,000 of our warrants (equal to 50% of our warrants held by public warrantholders) will be exchanged for a number of new Talbots warrants based on the ultimately applicable exchange ratio in the merger, and that the balance of our warrants held by warrantholders participating in the exchange offer will be exchanged for a number of Talbots common shares based on a floating exchange ratio equal to one-tenth of ultimately applicable exchange ratio in the merger as determined under the amended merger agreement. The founders have agreed to elect to exchange in the exchange offer all of their warrants to purchase shares of BPW common stock for Talbots common stock at the same floating exchange ratio, subject to the proration procedures described under the heading “Risk Factors—Our warrantholders may not receive all consideration in the form elected.”

The close of the transaction is expected to occur during the first calendar quarter of 2010.

Opportunity for stockholder approval of our initial business combination

As we have stated since our initial public offering, we will proceed with our initial business combination only if (i) a majority of the shares of common stock voted by the public stockholders are voted in favor of the business combination, (ii) a majority of the outstanding shares of our common stock are voted in favor of an amendment to our amended and restated certificate of incorporation to provide for our perpetual existence and (iii) public stockholders owning less than 35% of our shares of common stock sold in our initial public offering, on a cumulative basis, including the shares as to which conversion rights were exercised in connection with the stockholder vote, if any, required to approve an amendment to our amended and restated certificate of incorporation to provide for an extension of the time period within which we must complete our initial business combination and the stockholder vote required to approve our initial business combination, both vote against the business combination and/or extended period, as applicable, and exercise their conversion rights.

A special meeting of our stockholders was held on February 24, 2010 at 10:00 a.m. to consider the merger agreement, as amended. Stockholders who owned shares of our common stock at the close of business on January 15, 2010, the record date for the special meeting, were entitled to vote at the special meeting. As disclosed in the definitive proxy materials filed in connection with the transaction, stockholders were asked to vote on (i) the proposal to approve an amendment to our amended and restated certificate of incorporation to extend our corporate existence by two months, to twenty-six months in total from the date of our initial public offering, or the pre-closing certificate amendment proposal; (ii) the proposal to approve and adopt the merger agreement, as amended, or the merger proposal; (iii) the proposal to amend and restate, effective upon the closing of the Talbots transaction, our amended and restated certificate of incorporation to provide for our perpetual existence and eliminate provisions of our amended and restated certificate of incorporation that relate to our operation as a blank check company, or the post-closing certificate amendment proposal; and (iv) the proposal to approve the adjournment of the special meeting, including, if necessary or appropriate, to solicit additional proxies in the event that there are not sufficient votes at the time of the special meeting to approve the foregoing proposals, or the adjournment proposal. A total of 31,056,473 shares were represented at the special meeting, constituting 75.42% of the shares eligible to vote and therefore a quorum was present. BNY Mellon Shareowner

Services acted as inspector and completed a review based on the proxies and ballots submitted and found that (i) 68% of the outstanding shares approved the pre-closing certificate amendment proposal with less than 1% of the outstanding shares having elected to convert their shares in connection with the pre-closing certificate amendment proposal; (ii) 68% of the outstanding shares, representing 88.54% of the shares issued in our initial public offering present and entitled to vote at the special meeting, approved the merger proposal with less than 1% of the outstanding shares having elected to convert their shares in connection with the merger proposal; (iii) 70% of the outstanding shares approved the post-closing certificate amendment proposal; and (iv) 62% of the outstanding shares approved the adjournment proposal.

Therefore, all of the proposals at the special meeting were properly approved and we plan to proceed with the merger, our initial business combination. If for any reason the merger is not consummated as planned, our amended and restated certificate of incorporation provides that we may extend our corporate existence, subject to stockholder approval, until up to August 26, 2010, and therefore we may request an additional extension from our stockholders until up to such date and may continue to seek other target businesses.

Following the approval of our stockholders at the special meeting of the pre-closing certificate amendment proposal, on February 24, 2010 we filed with the Secretary of State of the State of Delaware an amendment to our amended and restated certificate of incorporation extending our corporate existence from February 26, 2010 to April 26, 2010 (subject to further extension up to August 26, 2010).

Conversion rights for public stockholders voting to reject the pre-closing certificate amendment proposal and/or post-closing amendment certificate proposal

Subject to the procedures set forth in the definitive proxy materials filed in connection with the transaction, public stockholders who exercised their conversion rights and voted against the pre-closing certificate amendment proposal and/or the merger proposal are entitled to cause us to convert their common stock for a pro rata share of the aggregate amount in the trust account, before payment of deferred underwriting discounts and commissions and including interest earned on their pro rata share of the trust account, net of income taxes payable on such interest and net of up to an aggregate of $4.0 million of the interest income, net of taxes, on the trust account balance previously released to us to fund our working capital and general corporate requirements. Public stockholders who properly exercised their conversion rights in connection with the merger proposal only, or both the merger proposal and the pre-closing certificate amendment proposal, will have their shares converted promptly following completion of the merger into an amount of cash equal to their pro rata share of the cash then in the trust account, subject to certain adjustments as described in this Annual Report.

The actual per-share conversion price will be equal to the pro rata share of the aggregate amount then on deposit in the trust account, before payment of deferred underwriting discounts and commissions and including interest income on the trust account, net of taxes previously paid and net of any amounts previously released to us (calculated as of two business days prior to the consummation of the proposed business combination), divided by the number of shares sold in our initial public offering. The initial per-unit conversion price would be approximately $9.96, or $0.04 less than the per-unit offering price of $10.00 (assuming that the entire purchase price of the units was allocated to the common stock). The proceeds held in the trust account may be subject to claims which would take priority over the claims of our public stockholders and, as a result, the per-unit liquidation price could be less than $9.96 due to claims of such creditors.

In addition to certain other procedures set forth in the definitive proxy materials filed in connection with the transaction, in connection with the proposed business combination with Talbots described above, we required public stockholders to tender their certificates to our transfer agent or deliver their shares to the transfer agent electronically using the Depository Trust Company’s DWAC (Deposit/Withdrawal At Custodian) System, in each case prior to the special meeting, in order to properly exercise their conversion rights. We notified investors of this requirement in a Current Report on Form 8-K dated January 26, 2010.

There is a nominal cost associated with the above-referenced tendering process and the act of certificating the shares or delivering them through the DWAC system. The transfer agent will typically charge the tendering broker $50 and it would be up to the broker whether or not to pass this cost on to the converting holder. The fee would be incurred regardless of whether or not we require holders seeking to exercise conversion rights to tender their shares prior to the meeting — the need to deliver shares is a requirement of conversion regardless of the timing of when such delivery must be effectuated.

Liquidation if no business combination

If we do not consummate our initial business combination by April 26, 2010 (or up to August 26, 2010 if extended pursuant to a subsequent stockholder vote), our corporate existence will automatically cease except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law, in which case we will as promptly as practicable thereafter adopt a plan of distribution in accordance with Section 281(b) of the Delaware General Corporation Law. Section 278 provides that our existence will continue for at least three years after its expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized.

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

Our sponsors’ affiliates, Brooklyn NY Holdings LLC and Perella Weinberg Partners Group LP, and our sponsors have agreed that they will be jointly and severally liable to ensure that the claims of prospective target businesses, vendors for services rendered or products sold to us, or of third parties including lenders, with whom we entered into contractual relationships following the consummation of our initial public offering will not reduce the proceeds in the trust account available for payment to public stockholders or require the return or disgorgement of payments made from the trust account to public stockholders, but only if such prospective target business, vendor or third party does not execute a valid and enforceable waiver. Accordingly, if a claim brought by a prospective target business, vendor or third party did not exceed the amount of funds available to us outside of the trust account or available to be released to us from interest earned on the trust account balance, Brooklyn NY Holdings LLC, Perella Weinberg Partners Group LP and our sponsors would not have any obligation to indemnify such claims as they would be paid from such available funds. Even if a claim exceeded such amounts, there will be no liability (1) as to claimed amounts owed to such a prospective target business, vendor or third party who executed a valid and enforceable waiver or (2) as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act of 1933, as amended (the “Securities Act”). Based upon representations from Brooklyn NY Holdings LLC, Perella Weinberg Partners Group LP and our sponsors that they are accredited investors (as such term is defined in Regulation D under the Securities Act) and that they have sufficient funds available to them to satisfy their indemnification obligations, we believe they will be able to satisfy any indemnification obligations that may arise given the limited nature of the obligations. We will enforce our rights under the indemnification arrangements against them. However, we cannot assure you that Brooklyn NY Holdings LLC, Perella Weinberg Partners Group LP and our sponsors will be able to satisfy their obligations to us under these indemnification arrangements. On December 7, 2009, our sponsors entered into an agreement whereby PWPA and an affiliate will acquire 100% of the issued and outstanding membership units of BNYH BPW and will assume 100% of the interests, rights and obligations under BNYH BPW’s operating agreement on the date that we consummate our initial business combination. In addition to customary indemnification provisions, PWPA has also agreed that, effective as of December 7, 2009, if BPW is required to liquidate or dissolve prior to its initial business combination, PWPA will indemnify BNYH BPW against certain losses arising pursuant to the Letter Agreement, dated as of February 26, 2008, by and among BPW, Citigroup Global Markets, Inc., BNYH BPW and Brooklyn NY Holdings LLC. Further, PWPA has agreed to indemnify certain affiliates of BNYH BPW for any losses incurred as a result of the execution by BPW of any documents relating to its initial business combination and/or the negotiation or consummation of any actual or potential initial business combination after December 8, 2009.

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

Under the Delaware General Corporation Law, stockholders may be held liable for claims by third parties against a corporation to the extent of distributions received by them in a dissolution. If the corporation complies with certain procedures set forth in Section 280 of the Delaware General Corporation Law intended to ensure that it makes reasonable provision for all claims against it, including a 60-day notice period during which any third-party claims can be brought against the corporation, a 90-day period during which the corporation may reject any claims brought, and an additional 150-day waiting period before any liquidating distributions are made to stockholders, any liability of stockholders with respect to a liquidating distribution is limited to the lesser of such stockholder’s pro rata share of the claim or the amount distributed to the stockholder, and any liability of the stockholder would be barred after the third anniversary of the dissolution. However, we do not intend to comply with those procedures since, as stated above, it is our intention to make liquidating distributions to our stockholders as soon as reasonably possible after April 26, 2010 (or up to August 26, 2010 if extended pursuant to a subsequent stockholder vote) in the event our initial business combination has not been consummated. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend beyond the third anniversary of such date. Because we will not be complying with Section 280, Section 281(b) of the Delaware General Corporation Law requires us to adopt a plan that will provide for our payment, based on facts known to us at such time, of (i) all existing claims, including all contingent, conditional, or unmatured contractual claims known to us, (ii) all pending claims and (iii) all claims that may be potentially brought against us within the subsequent ten years. Accordingly, we would be required to provide for any claims of creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent ten years prior to our distributing the funds in the trust account to our public stockholders. As a result, if we liquidate, the per-share distribution from the trust account could be less than $9.96 due to claims or potential claims of creditors. However, because we are a blank check company, rather than an operating company, and our operations are limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from third parties, including lenders, with whom we entered into contractual relationships following the consummation of our initial public offering, vendors and service providers that we engage after the consummation of our initial public offering (such as accountants, lawyers, investment bankers, etc.) and potential target businesses and, as discussed above, we will seek to have all such third parties, vendors and service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account.

Our public stockholders will be entitled to receive funds from the trust account only in the event of the expiration of our corporate existence and our liquidation or if they sought to convert their respective shares into cash as described above. In no other circumstances will a stockholder have any right or interest of any kind to or in the trust account.

Employees

We currently have four executive officers. These individuals are not obligated to devote any specific number of hours to our matters but they intend to devote only as much of time as they deem necessary to our affairs. In March 2009, the Company entered into an agreement for consulting services with Douglas McGovern. Services under this agreement require monthly payments of up to $13,500 (and Mr. McGovern is entitled to a bonus upon completion of an initial business combination) and extends through the earlier of April 26, 2010 (or August 26, 2010, if further extended) or completion of a business combination. Mr. McGovern was formerly an employee of Brooklyn NY Holdings LLC. Approximately $127,715 was incurred under this agreement through December 31, 2009.

Available Information

We are required to file Annual Reports on Form 10-K and Quarterly Reports on Form 10-Q with the Securities and Exchange Commission, which we refer to throughout this Annual Report as the SEC, on a regular basis, and are required to disclose certain material events (e.g., changes in corporate control; acquisitions or dispositions of a significant amount of assets other than in the ordinary course of business and bankruptcy) in a Current Report on Form 8-K. The public may read and copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street N.E., Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC also maintains an Internet website that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC. The SEC’s Internet website is located at http://www.sec.gov.

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

Failure to complete the merger may result in our liquidation.

Our certificate of incorporation requires us to complete the merger, or another business combination, by April 26, 2010 (unless extended by subsequent stockholder vote). If we fail to complete the merger or another business combination during this time period, our corporate existence will automatically cease, except for the purposes of winding up our affairs and liquidating. If we liquidate before completing the merger or another business combination, there will be no distribution with respect to the warrants, which will expire worthless. In such event, we expect that the per share liquidation distribution for holders of our common stock would be approximately $9.96 because of the expenses of our initial public offering, our general and administrative expenses and the costs incurred in seeking the merger or another business combination. In addition, we may suffer other adverse consequences if the merger is not completed, including that our business may have been adversely impacted by the failure to pursue other beneficial opportunities due to the focus on the merger, without realizing any of the anticipated benefits of the merger.

You will not be entitled to protections normally afforded to investors of blank check companies.

Since the net proceeds of our initial public offering are intended to be used to complete an initial business combination with a target business, we may be deemed to be a “blank check” company under the United States securities laws. However, since our securities are listed on the NYSE Amex, a national securities exchange, and we had net tangible assets in excess of $6.75 million upon the consummation of our initial public offering and filed a Current Report on Form 8-K, including an audited balance sheet demonstrating this fact, we are exempt from rules promulgated by the SEC to protect investors in blank check companies such as Rule 419. Accordingly, investors will not be afforded the benefits or protections of those rules. Because we are not subject to Rule 419, our units were immediately tradable, we are entitled to withdraw a certain amount of interest earned on the funds held in the trust account prior to the completion of our initial business combination and we have a longer period of time to complete our initial business combination than we would if we were subject to such rule.

We have at least six months longer than most other blank check companies to effect an initial business combination and therefore the net proceeds of our initial public offering being held in the trust account may remain in the trust account for a longer period of time than other blank check or special purpose acquisition company offerings before they are released to you.

The period of time we have to complete an initial business combination is longer than blank check companies subject to Rule 419, which have 18 months to complete an initial business combination, or other special purpose acquisition companies, which typically have 18 or 24 months to complete an initial business combination. As a result, if we do not complete an initial business combination, the net proceeds of our initial public offering being held in the trust account will remain in trust for a longer period of time than blank check companies subject to Rule 419 or other special purpose acquisition company offerings before they are released to you.

If third parties bring claims against us, the proceeds held in trust could be reduced and the per-share liquidation price received by stockholders may be less than approximately $9.96 per share.

Our placing of funds in trust may not protect those funds from third party claims against us. Although we will seek to execute agreements with all vendors and service providers we engage, and prospective target businesses we negotiate with, in which they will waive any right, title, interest or claim of any kind they may have in or to any monies held in the trust account for the benefit of our public stockholders, there is no guarantee that they will execute such agreements. Furthermore, there is no guarantee that, even if such third parties entered into such agreements with us, they will not challenge the enforceability of these waivers and bring claims against the trust account. Nor is there any guarantee that such entities will agree to waive any claims they may have in the future as a result of, or arising out of, any negotiations, contracts or agreements with us and will not seek recourse against the trust account for any reason. There is also no guarantee that a court would uphold the validity of such agreements. Further, we could be subject to claims from parties not in contract with us who have not executed a waiver, such as a third party claiming tortious interference as a result of our initial business combination. Accordingly, the proceeds held in trust could be subject to claims which could take priority over those of our public stockholders and, as a result, the per-share liquidation price could be less than $9.96 due to claims of such creditors. Brooklyn NY Holdings LLC, Perella Weinberg Partners Group LP and our sponsors have agreed that they will be jointly and severally liable to ensure that the claims of prospective target businesses, vendors for services rendered or products sold to us, or of third parties, including lenders, with whom we entered into contractual relationships following the consummation of our initial public offering, will not reduce the proceeds in the trust account available for payment to public stockholders or require the return or disgorgement of payments made from the trust account to public stockholders, but only if such prospective target business, vendor or third party does not execute a valid and enforceable waiver. Accordingly, if a claim brought by a prospective target business, vendor or third party did not exceed the amount of funds available to us outside of the trust account or available to be released to us from interest earned on the trust account balance, Brooklyn NY Holdings LLC, Perella Weinberg Partners Group LP and our sponsors would not have any obligation to indemnify such claims as they would be paid from such available funds. Even if a claim exceeded such amounts, there will be no liability (1) as to claimed amounts owed to such a prospective target business, vendor or third party who executed a valid and enforceable waiver or (2) as to any claims under our indemnity of the underwriters of our initial public offering against certain liabilities, including liabilities under the Securities Act. Based upon representations from Brooklyn NY Holdings LLC, Perella Weinberg Partners Group LP and our sponsors as to their accredited investor status (as such term is defined in Regulation D under the Securities Act) and that they have sufficient funds available to them to satisfy their indemnification obligations, we believe they will be able to satisfy any indemnification obligations that may arise given the limited nature of the obligations. We will enforce our rights under the indemnification arrangements against them. However, in the event Brooklyn NY Holdings LLC, Perella Weinberg Partners Group LP and our sponsors have liability to us under these indemnification arrangements, we cannot assure you that they will be able to satisfy their obligations. On December 7, 2009, our sponsors entered into an agreement whereby PWPA and an affiliate will acquire 100% of the issued and outstanding membership units of BNYH BPW and will assume 100% of the interests, rights and obligations under BNYH BPW’s operating agreement on the date that we consummate our initial business combination. In addition to customary indemnification provisions, PWPA has also agreed that, effective as of December 7, 2009, if BPW is required to liquidate or dissolve prior to its initial business combination, PWPA will indemnify BNYH BPW against certain losses arising pursuant to the Letter Agreement, dated as of February 26, 2008, by and among BPW, Citigroup Global Markets, Inc., BNYH BPW and Brooklyn NY Holdings LLC. Further, PWPA has agreed to indemnify certain affiliates of BNYH BPW for any losses incurred as a result of the execution by BPW of any documents relating to its initial business combination and/or the negotiation or consummation of any actual or potential initial business combination after December 8, 2009.

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

If we are unable to consummate our initial business combination by April 26, 2010 (or up to August 26, 2010 if extended pursuant to a subsequent stockholder vote), our corporate existence will automatically cease except for the purposes of winding up our affairs and liquidating pursuant to Section 278 of the Delaware General Corporation Law, in which case we will as promptly as practicable thereafter adopt a plan of distribution in accordance with Section 281(b) of the Delaware General Corporation Law. Section 278 provides that our existence will continue for at least three years after its expiration for the purpose of prosecuting and defending suits, whether civil, criminal or administrative, by or against us, and of enabling us gradually to settle and close our business, to dispose of and convey our property, to discharge our liabilities and to distribute to our stockholders any remaining assets, but not for the purpose of continuing the business for which we were organized. Our existence will continue automatically even beyond the three-year period for the purpose of completing the prosecution or defense of suits begun prior to the expiration of the three-year period, until such time as any judgments, orders or decrees resulting from such suits are fully executed. Section 281(b) will require us to pay or make reasonable provision for all then-existing claims and obligations, including all contingent, conditional, or unmatured contractual claims known to us, and to make such provision as will be reasonably likely to be sufficient to provide compensation for any then-pending claims and for claims that have not been made known to us or that have not arisen but that, based on facts known to us at the time, are likely to arise or to become known to us within ten years after the date of dissolution. Payment or reasonable provision for payment of claims will be made in the discretion of the board of directors based on the nature of the claim and other factors deemed relevant by the board of directors. Claims may be satisfied by direct negotiation and payment, purchase of insurance to cover the claims, setting aside money as a reserve for future claims, or otherwise as determined by the board of directors in its discretion. Accordingly, we would be required to provide for any creditors known to us at that time or those that we believe could be potentially brought against us within the subsequent ten years prior to distributing the funds held in the trust account to stockholders. However, because we are a blank check company, rather than an operating company, and our operations will be limited to searching for prospective target businesses to acquire, the only likely claims to arise would be from third parties, including lenders, with whom we entered into contractual relationships following the consummation of our initial public offering, vendors and service providers that we engage after the consummation of our initial public offering (such as accountants, lawyers, investment bankers, etc.) and potential target businesses. We will seek to have all such third parties, vendors and service providers and prospective target businesses execute agreements with us waiving any right, title, interest or claim of any kind they may have in or to any monies held in the trust account. Accordingly, we believe the claims that could be made against us should be limited, thereby lessening the likelihood that any claim would result in any liability extending to the trust. However, we cannot assure you that we will properly assess all claims that may be potentially brought against us. As such, our stockholders could potentially be liable for any claims to the extent of distributions received by them (but no more) and any liability of our stockholders may extend well beyond the third anniversary of the date of distribution. Accordingly, we cannot assure you that third parties will not seek to recover from our stockholders amounts owed to them by us.

If we are forced to file a bankruptcy case or an involuntary bankruptcy case is filed against us which is not dismissed, any distributions received by stockholders could be viewed under applicable debtor/creditor and/or bankruptcy laws as either a “preferential transfer” or a “fraudulent conveyance.” As a result, a bankruptcy court could seek to recover all amounts received by our stockholders. Furthermore, because we intend to distribute the proceeds held in the trust account to our public stockholders promptly after our liquidation in the event our initial business combination has not been consummated by April 26, 2010 (or up to August 26, 2010 if extended pursuant to a stockholder vote), this may be viewed or interpreted as giving preference to our public stockholders over any potential creditors with respect to access to or distributions from our assets. Furthermore, our board of directors may be viewed as having breached its fiduciary duties to our creditors and/or having acted in bad faith, and thereby exposing itself and us to claims of punitive damages, by paying public stockholders from the trust account prior to addressing the claims of creditors. We cannot assure you that claims will not be brought against us for these reasons.

Compliance with the Sarbanes-Oxley Act of 2002 will require substantial financial and management resources and may increase the time and costs of completing an acquisition.

Section 404 of the Sarbanes-Oxley Act of 2002 requires that we evaluate and report on our system of internal controls and requires that we have such system of internal controls audited beginning with our Annual Report on Form 10-K for the year ending December 31, 2009. If we fail to maintain the adequacy of our internal controls, we could be subject to regulatory scrutiny, civil or criminal penalties and/or stockholder litigation. Any inability to provide reliable financial reports could harm our business. Section 404 of the Sarbanes-Oxley Act also requires that our independent registered public accounting firm report on management’s evaluation of our system of internal controls. A target company may not be in compliance with the provisions of the Sarbanes- Oxley Act regarding adequacy of their internal controls. The development of the internal controls of any such entity to achieve compliance with the Sarbanes-Oxley Act may increase the time and costs necessary to complete any such acquisition. Furthermore, any failure to implement required new or improved controls, or difficulties encountered in the implementation of adequate controls over our financial processes and reporting in the future, could harm our operating results or cause us to fail to meet our reporting obligations. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our securities.

Risks Related to the Talbots Transaction

The completion of the merger is subject to a number of conditions that are outside our control, including a financing condition.

The completion of the merger is subject to a number of conditions including, but not limited to:

•

Talbots’ receipt of financing in such principal amount that, together with the net proceeds of amounts in our trust account and other available cash, it will have all necessary funds to consummate the transactions contemplated by the merger agreement, including the repayment in full of all amounts due or outstanding in respect of (i) all financing agreements between AEON (U.S.A.), Inc., or AEON, and Talbots, (ii) the Support Letter (Financial), dated as of April 9, 2009, from AEON to Talbots, and the Letter of Support, dated as of April 9, 2009, from AEON to Talbots and (iii) all Third Party Credit Facilities (as defined in the agreement by and among us, Talbots, AEON and AEON Co., LTD in Appendix D to the definitive proxy materials filed in connection with the transaction), to pay related fees and expenses and to have, immediately following the consummation of the transactions contemplated by the merger agreement, cash on hand or available to be borrowed under one or more bank credit facilities in an amount sufficient to fund ordinary course working capital and other general corporate purposes,

•

the successful completion of the warrant exchange offer, which will not be completed unless holders of at least 90% of the warrants issued in our initial public offering participate in the exchange offer and the other conditions to the warrant exchange offer are satisfied, and

•

the continued effectiveness of, and performance of the parties under, certain agreements including an agreement by and among us, Talbots, AEON and AEON Co., LTD and an agreement with our sponsors. Notwithstanding certain contractual rights of us and Talbots under these agreements, neither we nor Talbots controls AEON or our sponsors.

The completion of the merger is also subject to a number of other conditions, including, certain governmental approvals and the absence of a material adverse effect upon Talbots.

The merger agreement limits our ability to pursue alternatives to the merger.

The merger agreement restricts our ability to pursue alternatives to the merger, including our agreement not to solicit other offers. These restrictions could prevent us from engaging in a transaction that may be more beneficial to our stockholders and warrantholders than the merger.

The shares of Talbots common stock to be received by our stockholders and the shares of Talbots common stock to be issued to our warrantholders in the warrant exchange offer, and issuable upon the exercise of Talbots warrants, as a result of the merger will have different rights from the shares of our common stock.

Upon the completion of the merger, our stockholders will become Talbots stockholders and their rights as stockholders will be governed by the organizational documents of Talbots. The rights associated with our common stock are different from the rights associated with Talbots common stock and the rights associated with Talbots warrants are different from the rights associated with our warrants.

The GE Capital credit facility combined with cash flows from operations may not be sufficient to support operations.

As a specialty retailer dependent upon consumer discretionary spending, Talbots has been adversely affected by recent economic conditions, which have substantially impacted sales, margins, cash flows, liquidity, results of operations and financial condition. While the funding received through the completion of the merger and related credit facility with GE Capital are expected to eliminate approaching debt maturities and assist in the recapitalization of Talbots, it does not provide assurance that the current economic environment will improve in the near future or that Talbots will generate positive cash flows from operations. The GE Capital credit facility allows for a maximum borrowing of $200 million, $40 million of which is not available until after the completion of the merger. Going forward, Talbots’ ability to operate profitably and to generate positive cash flows is dependent upon many factors, including improvement in economic conditions and consumer spending and Talbots’ ability to successfully execute its long term financial plan and strategic initiatives. In the event cash flows are not sufficient to support operations, it is uncertain whether the credit facility will be able to provide levels of cash in the amounts or at the time needed. As such, the merger and refinancing does not provide assurance that Talbots’ cash flows from operations will be sufficient to support itself without additional financing or credit availability. There can be no assurance that these alternatives, if needed, would be successfully implemented, in which case it could materially adversely affect the company, its liquidity and results of operations.

Our warrantholders may not receive all consideration in the form elected.

The number of Talbots warrants to be paid to holders of our warrants in the warrant exchange offer is fixed, with 17,500,000 of our warrants (equal to 50% of our warrants held by public warrantholders) to be exchanged for Talbots warrants and all remaining warrants that participate in the warrant exchange offer to be exchanged for shares of Talbots common stock. Therefore, elections will be subject to proration if holders of our warrants, in the aggregate, elect to receive more than the maximum amount of consideration to be paid in the form of Talbots common stock or Talbots warrants, as the case may be. Accordingly, some of the consideration warrantholders receive in the offer may differ from the type of consideration selected and such difference may be significant. In addition, instead of receiving any fractional shares of Talbots common stock or fractional Talbots warrants to which our warrantholders otherwise would be entitled, tendering warrantholders will receive an amount in cash (without interest) equal to such holder’s respective proportionate interest in the proceeds from the sale or sales in the open market by the exchange agent for the warrant exchange offer, on behalf of all such holders, of the aggregate fractional shares of Talbots common stock and/or fractional Talbots warrants issued pursuant to the warrant exchange offer.

The liquidity of the warrants that are not exchanged will be reduced.

In connection with the completion of the warrant exchange offer and the merger, we will make the appropriate filings to delist our warrants from trading on the NYSE Amex. The warrants that are not validly tendered in the warrant exchange offer, if any, will cease to be eligible for trading on any public market. The ability to sell unexchanged warrants will become more limited and could cease to exist due to the reduction in the amount of the warrants outstanding upon completion of the warrant exchange offer and the delisting of the warrants from the NYSE Amex. A more limited trading market might adversely affect the liquidity, market price and price volatility of these securities. If a market for unexchanged warrants develops, these securities may trade at a discount to the price at which the securities would trade if the amount outstanding were not reduced and the securities were not delisted from trading on the NYSE Amex, depending on the market for similar securities and other factors. However, there can be no assurance that an active market in the unexchanged warrants will exist, develop or be maintained or as to the prices at which the unexchanged warrants may be traded.

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

As of December 31, 2009, there was no material litigation, arbitration or governmental proceeding pending against us or any members of our management team in their capacity as such, and we and the members of our management team have not been subject to any such proceeding.

On January 12, 2010, a class action and derivative complaint was filed against us, our Vice Chairman, two of our officers (collectively, the “BPW Defendants”), and other entities and persons. The plaintiff, who purports to assert claims on behalf of all public shareholders of Talbots, challenges a series of transactions announced on December 8, 2009, including the proposed transaction in which Talbots will acquire us. Along with his complaint, the plaintiff filed a motion for a preliminary injunction to prevent the consummation of the transactions. Specifically, the complaint alleges that the proposed transactions are dilutive and unfair to the Talbots public shareholders and invalid under the Talbots bylaws and Delaware statutory law, and it asserts claims for breaches of fiduciary duties and claims for aiding and abetting those breaches. Only the aiding and abetting claim is asserted against the BPW Defendants. On February 5, 2010, the BPW Defendants filed a motion to dismiss. A briefing schedule for this motion has not yet been set. On March 6, 2010, the parties filed a joint stipulation in which the plaintiff withdrew, without prejudice, his motion for a preliminary injunction. His damage claims, however, remain outstanding, and we will continue to vigorously defend against them. We cannot accurately predict the likelihood of a favorable or unfavorable outcome or quantify the amount or range of potential financial impact, if any. Accordingly, no adjustment has been made in the accompanying financial statements because of this claim.

ITEM 4.	RESERVED

PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Price Range of Common Stock

Our units, common stock and warrants are listed on the NYSE Amex under the symbols “BPW.U,” “BPW” and “BPW.WS,” respectively.

The following table includes the high and low sales prices for our units, common stock and warrants for the periods presented.

	Units		Common Stock		Warrants
	High	Low	High	Low	High	Low
2009
First Quarter	9.64	9.05	9.52	8.95	0.19	0.06
Second Quarter	9.84	9.35	9.58	9.35	0.24	0.06
Third Quarter	10.89	9.55	9.82	9.55	0.58	0.10
Fourth Quarter	11.50	8.90	10.75	9.77	1.01	0.30

Holders

As of December 31, 2009, there were six holders of record of our units, one holder of record of our common stock and one holder of record of our warrants.

Dividends

We have not paid any cash dividends on our common stock to date and do not intend to pay cash dividends prior to the completion of our initial business combination.

Sale of Unregistered Securities

On October 31, 2007, we issued an aggregate of 10,781,250 founders’ units to our sponsors for $25,000 in cash, at a purchase price of $0.002 per founders’ unit. Such issuance was made pursuant to the exemption from registration contained in Section 4(2) of the Securities Act as they were sold to sophisticated, accredited, wealthy individuals and entities. On November 14, 2007, the sponsors committed to purchase 7,000,000 sponsors’ warrants at a purchase price of $1.00 per sponsors’ warrant in a private placement simultaneously with our initial public offering. On November 16, 2007, the sponsors transferred at cost an aggregate of 377,001 of these founders’ units and committed to transfer at cost an aggregate of 149,466 sponsors’ warrants to our independent directors. On February 19, 2008, the independent directors returned an aggregate of 97,251 founders’ units to the sponsors, and the sponsors returned an aggregate of 3,170,956 founders’ units to us which we have cancelled. Also on February 19, 2008, the sponsors committed to purchase an additional 1,600,000 sponsors’ warrants (for a total of 8,600,000 sponsors’ warrants) from us simultaneously with our initial public offering and the sponsors committed to transfer an additional 105 sponsors’ warrants (for a total of 149,571 sponsors’ warrants) to our independent directors. On February 26, 2008, the independent directors returned an aggregate of an additional 8,823 founders’ units to the sponsors, and the sponsors returned an aggregate of an additional 507,353 founders’ units to us which we have cancelled. On December 8, 2009, the founders agreed to surrender an aggregate of 1,852,941 shares of common stock upon closing of the Talbots transaction.

The founders’ units included an aggregate of 926,470 units subject to forfeiture by these stockholders to the extent that the underwriters’ over-allotment is not exercised in full so that they collectively own 15% of the issued and outstanding shares of common stock after our initial public offering. As the underwriters did not exercise their over-allotment option, these units were forfeited on March 27, 2008. The founders’ units consist of one share of our common stock and one warrant to purchase one share of our common stock at an exercise price of $10.00 per share. The founders’ warrants will become exercisable on the later of February 26, 2009 or our consummation of our initial business combination, in each case, if and only when (x) the last sales price of our common stock equals or exceeds $12.25 per share for any 20 trading days within any 30-trading day period beginning 90 days after our initial business combination and (y) there is an effective registration statement covering the shares of common stock issuable upon exercise of the founders’ warrants. The founders’ warrants will expire on February 26, 2014. The founders’ units may not be sold or transferred until one year after the consummation of our initial business combination.

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

The founders have agreed to elect to exchange in the exchange offer all of their warrants to purchase shares of BPW common stock for shares of Talbots common stock, at an exchange ratio of one warrant to purchase shares of BPW common stock for one-tenth of the stock consideration received for each share of BPW common stock based on the ultimately applicable exchange ratio in the merger, subject to the proration procedures described under the heading “Risk Factors—Our warrantholders may not receive all consideration in the form elected.”

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

We paid a total of $9.1 million in underwriting discounts and commissions and $1,149,069 for other costs and expenses related to our initial public offering. After deducting the underwriting discounts and commissions and the initial public offering expenses, the total net proceeds to us from our initial public offering were $348,650,000, which was deposited into the trust account and the remaining proceeds of approximately $100,000 became available to be used to provide for business, legal and accounting due diligence on prospective business combinations and continuing general and administrative expenses. The net proceeds deposited into the trust account remain on deposit in the trust account and have earned approximately $3.7 million in interest of which approximately $1.2 million has been disbursed for income taxes and approximately $2 million for working capital purposes through December 31, 2009.

Repurchase of Securities

None.

Stock Price Performance Graph

The graph below compares the cumulative total return of our common stock from January 1, 2009 through December 31, 2009 with the comparable cumulative return of two indices, the S&P 500 Index and the Dow Jones Industrial Average Index. The graph plots the growth in value of an initial investment of $100 in each of our common stock, the Dow Jones Industrial Average Index and the S&P 500 Index over the indicated time periods, and assuming reinvestment of all dividends, if any, paid on the securities. We have not paid any cash dividends and, therefore, the cumulative total return calculation for us is based solely upon stock price appreciation and not upon reinvestment of cash dividends. The stock price performance shown on the graph is not necessarily indicative of future price performance.

ITEM 6.	SELECTED FINANCIAL DATA

The following table sets forth selected historical financial information derived from our audited financial statements included elsewhere in this Annual Report for the fiscal year ended December 31, 2009 and 2008 and for the periods from October 12, 2007 (inception) to December 31, 2007 and 2009. You should read the following selected financial data in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the financial statements and the related notes appearing elsewhere in this Annual Report.

	Year ended December 31, 2009	Year ended December 31, 2008	Period from October 12, 2007 to December 31, 2007	Period from October 12, 2007 to December 31, 2009
Statement of Operations Data:
Net sales	$—	$—	$—	$—
Loss from operations	(1,679,729)	(469,442)	(1,138)	(2,150,309)
Interest and dividend income	329,371	3,393,450	1,044	3,723,865
Net income (loss)	(891,358)	1,929,908	(94)	1,038,456
Net income (loss) per share – basic (excludes shares subject to possible redemption)	($0.03)	$0.07	$(0.00)	$0.04
Net income (loss) per share – diluted (excludes shares subject to possible redemption)	($0.03)	$0.06	$(0.00)	$0.03

Balance Sheet Data:
	December 31,
	2009	2008
Cash	111,503	$31,848
Cash equivalent held in Trust Account	349,198,387	350,530,373
Total assets	349,958,096	350,769,031
Deferred underwriters’ fee	7,700,000	10,010,000
Common stock subject to redemption	122,009,990	122,009,990
Stockholders’ equity	219,704,397	218,285,755

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

The registration statement for our initial public offering was declared effective on February 26, 2008 (the “Effective Date”). We consummated our initial public offering on March 3, 2008 and received gross proceeds of $350,000,000 from the initial public offering and $8,600,000 from the sale of the sponsors’ warrants. We sold 35,000,000 units at the offering price of $10.00 per unit. Each unit consists of one share of our common stock and one warrant. Each warrant entitles the holder to purchase from us one share of common stock at an exercise price of $7.50 commencing the later of the completion of our initial business combination or one year from the Effective Date and expiring six years from the Effective Date. We may redeem the warrants, at a price of $0.01 per warrant upon 30 days’ notice after the warrants become exercisable, only in the event that the last sale price of the common stock is at least $13.25 per share for any 20 trading days within a 30-trading day period ending on the third day prior to the date on which the notice of redemption is given. In accordance with the warrant agreement relating to the warrants, we are only required to use our best efforts to maintain the effectiveness of the registration statement covering the warrants. We will not be obligated to deliver securities, and there are no contractual penalties for failure to deliver securities, if a registration statement is not effective at the time of exercise. Additionally, in the event that a registration is not effective at the time of exercise, the holder of such warrant shall not be entitled to exercise such warrant and in no event (whether in the case of a registration statement not being effective or otherwise) will we be required to net cash settle the warrant exercise. Consequently, the warrants may expire unexercised and unredeemed.

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

We entered into an underwriting agreement with the underwriters of our initial public offering. The underwriting agreement required us to pay 2.6% of the gross proceeds of the initial public offering as an underwriting discount plus an additional 4.4% of the gross proceeds only upon consummation of our initial business combination. We paid an underwriting discount of 2.6% of the gross proceeds ($9,100,000) in connection with the consummation of our initial public offering and have placed 4.4% of the gross proceeds ($15,400,000) in the trust account. We did not pay any discount related to the sponsors’ warrants sold in the private placements. The underwriters have waived their right to receive payment of the 4.4% of the gross proceeds upon the our liquidation if we are unable to complete our initial business combination. In connection with the Talbots transaction, the underwriters have agreed to reduce their deferred fee to $7,700,000. In addition, we have engaged Citigroup Global Markets, Inc., one of the underwriters in our initial public offering, as our capital markets adviser in connection with the merger whereby, pursuant to an engagement letter dated as of December 7, 2009 and in addition to any deferred underwriting commissions payable to Citigroup Global

Markets, Inc. in connection with our initial public offering, we have agreed to pay to Citigroup Global Markets an advisory fee of $2,500,000 promptly upon completion of the merger.

On December 8, 2009, we entered into a definitive merger agreement pursuant to which we will be acquired by Talbots. See “Item 1. Business – Recent Developments.”

Results of Operations and Known Trends or Future Events

Through December 31, 2009, our efforts have been limited to organizational activities, activities relating to our initial public offering, activities relating to identifying and evaluating prospective acquisition candidates, and activities relating to general corporate matters; we have not generated any revenues, other than interest income earned on the proceeds of our initial public offering. As of December 31, 2009, approximately $349 million was held in the trust account (including $7.7 million of deferred underwriting commissions, $8.6 million from the sale of warrants to the initial stockholders and approximately $1.0 million in income earned) and we had cash outside of trust of approximately $112,000.

For the twelve months ended December 31, 2009, we earned approximately $329,000 in interest income. All of our funds in the trust account are invested in U.S. “government securities,” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 that only invest in such “government securities” having a maturity of 180 days or less. As of December 31, 2009, the funds in the trust account were invested in the “Dreyfus Treasury Prime Cash Management” money market fund, a fund which invests exclusively in U.S. Treasury securities.

We have agreed to pay Perella Weinberg Partners Group LP, an affiliate of one of our sponsors, a total of $10,000 per month for office space and administrative services, including secretarial support. During the year ended December 31, 2009, we paid $120,000 under this agreement.

Liquidity and Capital Resources

Since inception and through December 31, 2009, we disbursed an aggregate of approximately $13,045,000, out of the proceeds of our initial public offering not held in trust for the following purposes:

•	$9,100,000 for underwriting discounts and commissions;

•	$1,149,000 for offering costs;

•	$1,162,000 for income taxes;

•	$220,000 for administrative services;

•	$163,000 for D&O insurance;

•	$747,000 for professional fees; and

•	$504,000 other.

As indicated in the accompanying audited financial statements, at December 31, 2009, we had out of trust cash of approximately $112,000 and approximately $544,000 in accounts payable and accrued expenses.

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

Critical Accounting Policies

Redeemable Common Stock

We account for redeemable common stock that are redeemable for cash or other assets by classifying them outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a liquidation event, the redeemable securities should not be classified outside of permanent equity.

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

Our statement of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Basic and diluted income (loss) per common share for the maximum number of shares subject to possible redemption is calculated by dividing the net interest income attributable to common shares subject to redemption ($0 for the year ended December 31, 2009) by the weighted average number of shares subject to possible redemption. Basic and diluted income (loss) per common share for the shares outstanding not subject to possible redemption is calculated by dividing the net income (loss) exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption.

Income Taxes

We provide for income taxes using the asset and liability method. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

We periodically assess our uncertain tax positions and recognize tax benefits if they are “more-likely-than-not” to be upheld upon review by the appropriate authority. We measure the tax benefit by determining the maximum amount that has a “greater than 50 percent” likelihood of ultimately being realized. We reverse previously accrued liabilities for uncertain tax positions when audits are concluded, statutes expire, administrative practices dictate that a liability is no longer warranted, or in other circumstances as deemed necessary. These assessments can be complex and we often obtain assistance from external advisors. We recognize interest and penalties related to uncertain tax positions in other income (expense) on the Consolidated Statement of Operations. We do not recognize any adjustments for uncertain tax positions for any of the periods presented in the financial statements.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Recent Accounting Pronouncements

In June 2009, the FASB issued the FASB Accounting Standards Codification (the “Codification”) for financial statements issued for interim and annual periods ending after September 15, 2009, which was effective for us beginning in the third quarter of 2009. The Codification became the single source for GAAP. Accordingly, previous references to GAAP accounting standards are no longer used in our disclosures.

We are required to adopt new accounting guidance related to subsequent events as of June 30, 2009. This guidance establishes general standards of accounting for and the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

We do not believe that any other recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of December 31, 2009, our efforts were limited to organizational activities, activities relating to our initial public offering and activities involving the Talbots transaction; we had neither engaged in any income producing operations nor generated any revenues other than the interest earned on the proceeds of our initial public offering.

Market risk is a broad term for the risk of economic loss due to adverse changes in the fair value of a financial instrument. These changes may be the result of various factors, including interest rates, foreign exchange rates, commodity prices and/or equity prices. $348,650,000 of the net offering proceeds (which includes $7.7 million of the proceeds attributable to the underwriters’ deferred discount from the initial public offering) has been placed in a trust account maintained by Mellon Bank, N.A., as account agent. As of December 31, 2009, the balance of the trust account was $349 million which includes $3.7 million of interest and dividends earned since the inception of the trust account, net of allowable disbursements. The proceeds of our initial public offering held in trust have only been invested in U.S. “government securities” defined as any Treasury Bill issued by the United States having a maturity of 180 days or less, or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act of 1940 that only invest in such “government securities” having a maturity of 180 days or less. As of December 31, 2009, the proceeds held in trust were invested in the “Dreyfus Treasury Prime Cash Management” money market fund, a fund which invests exclusively in U.S. Treasury securities. Thus, we are currently subject to market risk primarily through the effect of changes in interest rates on short-term government securities and other highly rated money-market instruments. The seven-day simple annualized yield ending on December 31, 2009 was 0.00%. We do not believe that the effect of other changes, such as foreign exchange rates, commodity prices and/or equity prices currently pose significant market risk for us.

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

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in company reports filed or submitted under the Securities Exchange Act of 1934, as amended (the “Exchange Act”) is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our chief executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our chief executive officer and principal financial officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based upon their evaluation, they concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Rothstein Kass & Company, P.C., our independent registered public accounting firm, has issued a report on management’s assessment and on the effectiveness of our internal control over financial reporting as of December 31, 2009.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Directors and Executive Officers

Our current directors and executive officers are as follows:

Name	Age	Position
Gary S. Barancik	45	Chief Executive Officer
Michael E. Martin	54	Chairman of the Board
Joseph R. Perella	68	Vice Chairman, Director
Michael A. Kramer	41	Senior Vice President
Mark C. Monaco	44	Senior Vice President
Richard J. (Arjay) Jensen	38	Senior Vice President, Secretary
Roger W. Einiger.	62	Director
J. Richard Fredericks	64	Director
Wolfgang Schoellkopf	77	Director

Gary S. Barancik has been our Chief Executive Officer since March 6, 2009. Mr. Barancik is a Partner in Perella Weinberg Partners LP’s (“PWP”) strategic advisory group with approximately 20 years of investment banking experience. Prior to joining Perella Weinberg Partners, Mr. Barancik was a Managing Director in Morgan Stanley’s Mergers and Acquisitions Department. His career has focused on the analysis and execution of highly complex restructuring, merger, acquisition and divestiture transactions, including debt restructurings, leveraged acquisitions, joint ventures, recapitalizations, hostile takeover and defense assignments and minority investments, in addition to traditional acquisitions and divestitures. Mr. Barancik received a BSEcon degree, summa cum laude, from the Wharton School in 1985 and an M.B.A., with High Distinction, from Wharton in 1987.

Michael E. Martin has been our Chairman of the Board since our inception and was our Chief Executive Officer from our inception until March 6, 2009. From February 2006 to December 31, 2008, Michael E. Martin was President of BNYH, the asset and investment management firm of the Lerner family. Prior to joining BNYH, Mr. Martin was a Vice Chairman and Managing Director of UBS Investment Bank. At UBS Mr. Martin was the Global Head of the Financial Institutions Group with responsibility for delivering merger and acquisition and corporate finance advice to UBS clients on a global basis. Mr. Martin was a member of the UBS Investment Bank Board and its Global Executive Committee. Prior to joining UBS in April 2002, Mr. Martin was a Managing Director of Credit Suisse First Boston, where he was a Global Co-Head of the Financial Institutions Group. Mr. Martin joined the First Boston Corporation in August 1987 and spent his 15 years there providing strategic advice to financial institutions. Mr. Martin was an associate practicing corporate law at Wachtell, Lipton, Rosen and Katz from January 1983 until August 1987. From August 1982 until January 1983, Mr. Martin was a clerk to the Honorable Stephen Reinhardt, of the United States Court of Appeals for the Ninth Circuit. Mr. Martin currently serves on the Board of Directors of Arena Media Networks, LLC (a digital advertising company). Mr. Martin holds a B.S. in economics from Claremont Men’s College and a J.D. from Columbia University School of Law. Mr. Martin is a member of the bar of the State of New York.

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

Mark C. Monaco has been a Senior Vice President since our inception. Mr. Monaco has been a private investor since January 2009. From January 2007 to December 31, 2008, Mr. Monaco was Head of Principal Investments at BNYH, where he was responsible for the firm’s direct investment activity, with particular focus on the financial services, business services, defense and security, and sports and sports media industries. Prior to joining BNYH, Mr. Monaco was a Managing Director at Windward Capital Management, LLC, a middle market private equity firm from 1996 to 2006. Prior to Windward, Mr. Monaco was the Director of Finance and Corporate Development at Credit Suisse First Boston focused on the firm’s strategic planning and merger and acquisition activity. From 1990 to 1995 he worked in the financial institutions group at Credit Suisse First Boston, where he was a Vice President. Mr. Monaco currently serves on the Board of Directors of Arena Media Networks, LLC (a digital advertising company). He is a past Chairman of the Board of Retriever Payments Systems, Inc. (a credit card processor) and Financial Pacific Leasing Corp. (an equipment leasing company). Mr. Monaco earned his M.B.A. from The University of Pennsylvania, The Wharton Graduate School of Business, and received his undergraduate degree from Harvard University.

Richard J. (Arjay) Jensen has been a Senior Vice President since our inception. Mr. Jensen has been a Director at PWP since April 2006. Prior to joining PWP, Mr. Jensen was a Vice President at Goldman Sachs in the Investment Banking Division’s Financial Institutions Group where he focused on providing strategic and merger and acquisition advisory services to financial services clients. Mr. Jensen was at Goldman Sachs from 2000 to 2006. Prior to attending business school, Mr. Jensen worked in Corporate Banking at Mercantile Bank of St. Louis. Mr. Jensen holds a B.A. degree from the University of Michigan and an M.B.A. from Duke University where he was a Fuqua Scholar.

Roger W. Einiger has served as a Director of our company since the closing of our initial public offering. Mr. Einiger has served as President of Hardscrabble Advisors, LLC, a private investment firm for the past five years. He previously spent three decades at Oppenheimer & Co. and its successor companies, most recently serving as Vice Chairman. Mr. Einiger joined Oppenheimer in 1969. He was named Executive Vice President and Chief Administrative Officer in 1983 and Vice Chairman in 1992. Following the sale of the firm in 1997, he served as Vice Chairman of CIBC Oppenheimer Corp. and as consultant to Canadian Imperial Bank of Commerce until 2001. Mr. Einiger is a Director of NDS Group plc and Avatar Holdings, Inc. He serves on the Executive Committees of the Boards of UJA-Federation of New York, the Albert Einstein College of Medicine, Big Brothers/Big Sisters of New York and the Jewish Communal Fund. Mr. Einiger is an Overseer of the University of Pennsylvania School of Design, and serves on the Audit and Finance Committees of Yeshiva University. Mr. Einiger earned a B.S. in Economics from the Wharton School of the University of Pennsylvania in 1969 and an M.B.A. from the New York University School of Business in 1973.

Ambassador J. Richard Fredericks has served as a Director of our company since the closing of our initial public offering. Ambassador Fredericks has served since 2002 as a Managing Director of Main

Management, a money management firm that invests exclusively in Exchange Traded Funds. Ambassador Fredericks began at Dean Witter in 1970 as a securities analyst and joined Shuman, Agnew and Company five years later as a partner. In 1977, he joined Montgomery Securities (now Banc of America Securities) as a partner and later Senior Managing Director in Investment Research, covering the banking and financial service area. In 1995, Ambassador Fredericks formally changed roles to oversee the firm’s investment banking effort for the financial industry in the areas of commercial banking, thrifts, and financial technology. For 17 consecutive years, Ambassador Fredericks was chosen by Institutional Investor Magazine as an “All-American” Research Analyst, covering the commercial banking industry. Ambassador Fredericks served as United States Ambassador to both Switzerland and to Liechtenstein from 1999 to 2001. Ambassador Fredericks received a B.S. in Business Administration from Georgetown University and an M.B.A. from Columbia University. Ambassador Fredericks is currently on the Board of Directors of the Janus Capital Group; the Board of Regents of Georgetown University and Georgetown’s Robert Emmett McDonough School of Business; the Library of Congress Trust Fund Board; the Advisory Board of Financial Technology Ventures; and the Board of the Swiss/American Chamber in San Francisco.

Wolfgang Schoellkopf has served as a Director of our company since the closing of our initial public offering. Mr. Schoellkopf has been a Managing Partner of Lykos Capital Management, LLC, a private asset management company since 2003. Mr. Schoellkopf was the Chief Executive Officer of Bank Austria Group’s U.S. operations from 2000 to 2001. Prior to this, Mr. Schoellkopf was Vice Chairman and Chief Financial Officer of First Fidelity Bancorporation from 1990 to 1996 and Executive Vice President and Treasurer of The Chase Manhattan Bank from 1979 to 1988. Mr. Schoellkopf also held various officer positions with The Chase Manhattan Bank from 1963 to 1988. Mr. Schoellkopf has been a Director of SLM Corporation since 1997 and is a Director of Bank Austria Cayman Islands Limited and Wueba Versicherungs AG.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our officers, directors and persons who own more than ten percent of a registered class of our equity securities to file reports of ownership and changes in ownership with the SEC. Officers, directors and ten percent stockholders are required by regulation to furnish us with copies of all Section 16(a) forms they file. Based solely on copies of such forms received or written representations from certain reporting persons that no Form 5s were required for those persons, we believe that, during the fiscal year ended December 31, 2009, all filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

None of our officers or directors has received, earned or been awarded or paid any compensation for services rendered to us in any capacity. Since the closing of our initial public offering, we have paid Perella Weinberg Partners Group LP, an affiliate of one of our sponsors, Perella Weinberg Partners Acquisition LP, a total of $10,000 per month for office space and certain office and secretarial services. This arrangement was agreed to by Perella Weinberg Partners Group LP for our benefit and is not intended to provide Perella Weinberg Partners Group LP compensation in lieu of salary. We believe that such fees are at least as favorable as we could have obtained from an unaffiliated third party. Other than this $10,000 per-month fee, no compensation of any kind, whether from us or any entity affiliated with us, including finder’s and consulting fees, will be paid to, awarded to or earned by any of our founders, sponsors, officers or directors, in each case in any capacity, or to any of their respective affiliates, for any services rendered prior to or in connection with the consummation of our initial business consummation. However, these individuals will be reimbursed for any out-of-pocket expenses incurred in connection with activities on our behalf such as identifying potential target businesses and performing due diligence on suitable business combinations. There is no limit on the amount of out-of-pocket expenses that could be incurred; provided, however, that to the extent such out-of-pocket expenses exceed the available proceeds not deposited in the trust account and interest income of up to $4.0 million, subject to adjustment, on the balance in the trust account that may be released to us for working capital purposes, such out-of-pocket expenses would not be reimbursed by us unless we consummate our initial business combination.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information regarding the beneficial ownership of our common stock as of December 31, 2009, by:

•	each person known by us to be the beneficial owner of more than 5% of our outstanding shares of common stock;

•	each of our officers and directors; and

•	all our officers and directors as a group.

Unless otherwise indicated, we believe that all persons named in the table have sole voting and investment power with respect to all shares of common stock beneficially owned by them.

Name and Address of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Outstanding Common Stock
BNYH BPW Holdings LLC(2)	2,960,830	7.2%
Perella Weinberg Partners Acquisition LP(3)	2,960,830	7.2%
Joseph R. Perella(3)	2,960,830	7.2%
Roger W. Einiger(4)	84,937	0.2%
J. Richard Fredericks(4)	84,937	0.2%
Wolfgang Schoellkopf(4)	84,937	0.2%
Fir Tree, Inc.(5)	2,338,800	5.7%
All directors and executive officers as a group	6,176,471	15.0%

(1)	Unless otherwise indicated, the business address of each of the individuals is c/o BPW Acquisition Corp., 750 Washington Blvd., Stamford, CT 06901.

(2)	BNYH BPW Holdings LLC is the beneficial owner of our shares. BNYH is the sole manager of BNYH BPW Holdings LLC and has voting and dispositive power over the shares of our common stock that BNYH BPW Holdings LLC owns. Mr. Randolph Lerner is the Chairman of BNYH, which is wholly owned by The Alfred Lerner Trust dated June 29, 2001, of which Mr. Lerner is a trustee. Mr. Lerner disclaims beneficial ownership of any shares of our common stock in which they do not have a pecuniary interest. On December 7, 2009, BNYH BPW Holdings LLC and Perella Weinberg Partners Acquisition LP entered into an agreement whereby Perella Weinberg Partners Acquisition LP and an affiliate will acquire 100% of the issued and outstanding membership units of BNYH BPW Holdings LLC and will assume 100% of the interests, rights and obligations under BNYH BPW Holdings LLC’s operating agreement on the date that BPW consummates its initial business combination, and BNYH BPW Holdings LLC irrevocably appointed Perella Weinberg Partners Acquisition LP as its proxy to vote its shares of BPW common stock at the BPW special meeting and any adjournment thereof (subject to BNYH BPW Holdings LLC’s existing obligations to vote these shares as provided in the Letter Agreement, dated as of February 26, 2008, by and among BPW, Citigroup Global Markets, Inc., BNYH BPW Holdings LLC and Brooklyn NY Holdings LLC).

(3)	PWP Acquisition GP LLC is the general partner of Perella Weinberg Partners Acquisition LP and is an entity controlled by PWP. Mr. Perella is the Chairman of PWP which has voting and dispositive power over the shares of our common stock that Perella Weinberg Partners Acquisition LP owns. Mr. Perella disclaims beneficial ownership of any shares of our common stock in which he does not have a pecuniary interest. On December 7, 2009, BNYH BPW Holdings LLC and Perella Weinberg Partners Acquisition LP entered into an agreement whereby Perella Weinberg Partners Acquisition LP and an affiliate will acquire 100% of the issued and outstanding membership units of BNYH BPW Holdings LLC and will assume 100% of the interests, rights and obligations under BNYH BPW Holdings LLC’s operating agreement on the date that BPW consummates its initial business combination, and BNYH BPW Holdings LLC irrevocably appointed Perella Weinberg Partners Acquisition LP as its proxy to vote its shares of BPW common stock at the BPW special meeting and any adjournment thereof (subject to BNYH BPW Holdings LLC’s existing obligations to vote these shares as provided in the Letter Agreement, dated as of February 26, 2008, by and among BPW, Citigroup Global Markets, Inc., BNYH BPW Holdings LLC and Brooklyn NY Holdings LLC). On December 8, 2009, BNYH BPW Holdings LLC, Perella Weinberg Partners Acquisition LP, Talbots and BPW entered into an agreement pursuant to which Perella Weinberg Partners Acquisition LP, on behalf of itself and BNYH BPW Holdings LLC, agreed to surrender an aggregate of 1,776,498 shares of BPW common stock at the same time as the completion of the merger for no consideration.

(4)	The independent directors on BPW’s board of directors have entered into an agreement with BPW and Talbots, pursuant to which the independent directors have agreed to surrender an aggregate of 76,443 shares of BPW common stock at or prior to the completion of the merger for no consideration.

(5)	Based on a Schedule 13G/A filed with the SEC on February 10, 2009 on behalf of Fir Tree, Inc., a New York corporation (“Fir Tree”), Fir Tree SPAC Holdings 1, LLC, a Delaware limited liability company (“SPAC Holdings 1”), and Fir Tree SPAC Holdings 2, LLC, a Delaware limited liability company (“SPAC Holdings 2”). Fir Tree is the investment manager of SPAC Holdings 1, which is the beneficial owner of 1,138,800 shares of our common stock, and SPAC Holdings 2, which is the beneficial owner of 1,200,000 shares of our common stock. Fir Tree has been granted investment decision over the 2,338,800 shares of our common stock held by SPAC Holdings 1 and SPAC Holdings 2. Based on a Schedule 13G/A filed with the SEC on February 12, 2010 on behalf of Fir Tree, SPAC Holdings 1 and SPAC Holdings 2, these entities have ceased to be the beneficial owners of more than five percent of our common stock.

Simultaneously with the closing of our initial public offering, our sponsor purchased warrants to purchase 8,600,000 shares of our common stock. The warrants were purchased at a price of $1.00 per warrant and have an exercise price of $7.50 per share.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On October 31, 2007 our sponsors purchased an aggregate of 10,781,250 founders’ units, for an aggregate purchase price of $25,000 in cash, or approximately $0.0023 per unit. Subsequently, on February 19, 2008, our sponsors returned to us an aggregate of 3,170,956 of such founders’ units, which we have cancelled, and on February 26, 2008, our sponsors returned to us an aggregate of an additional 507,353 of such founders’ units which we have cancelled. Our sponsors transferred to our independent directors at cost an aggregate of 150,000 of these founders’ units. In addition, our independent directors have entered into an agreement with our sponsors pursuant to which, for an aggregate purchase price of $150,000, they have purchased from our sponsors an aggregate of an additional 120,927 of the founders’ units held by our sponsors and purchased from our sponsors an aggregate of 149,571 of the sponsors’ warrants purchased by our sponsors immediately following the consummation of our initial public offering. On December 8, 2009, the founders agreed to surrender an aggregate of 1,852,941 shares of common stock upon closing of the Talbots transaction.

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

On December 7, 2009, BNYH BPW and PWPA entered into an agreement whereby PWPA and an affiliate will acquire 100% of the issued and outstanding membership units of BNYH BPW and will assume 100% of the interests, rights and obligations under BNYH BPW’s operating agreement on the date that BPW consummates its initial business combination, and BNYH BPW irrevocably appointed PWPA as its proxy to vote its shares of

BPW common stock at the BPW special meeting and any adjournment thereof (subject to BNYH BPW’s existing obligations to vote these shares as provided in the Letter Agreement, dated as of February 26, 2008, by and among BPW, Citigroup Global Markets, Inc., BNYH BPW and Brooklyn NY Holdings LLC). On December 8, 2009, BNYH BPW, PWPA, Talbots and BPW entered into an agreement pursuant to which PWPA, on behalf of itself and BNYH BPW, agreed to (i) surrender an aggregate of 1,776,498 shares of BPW common stock at the same time as the completion of the merger for no consideration; (ii) in connection with the merger proposal and the pre-closing certificate amendment proposal, vote all of the shares of BPW common stock that it acquired prior to BPW’s initial public offering in accordance with the majority of the votes cast by the holders of shares of common stock issued in BPW’s initial public offering, and vote any shares of BPW common stock acquired by it in the open market in favor of the merger proposal and the pre-closing certificate amendment proposal and vote all its shares of BPW common stock (including the founders’ shares) in favor of the post-closing certificate amendment proposal and the adjournment proposal; (iii) elect to exchange in the exchange offer all of its warrants to purchase shares of BPW common stock for shares of Talbots common stock, at an exchange ratio of one warrant to purchase shares of BPW common stock for one tenth of the stock consideration received for each share of BPW common stock based on the ultimately applicable exchange ratio in the merger, subject to the proration procedures described under the heading “Risk Factors — Our warrantholders may not receive all consideration in the form elected,” and subject to exceptions described in the definitive proxy materials filed in connection with the transaction, restrict the transfer of all shares of Talbots common stock held by it for 180 days after completion of the merger. The independent directors on BPW’s board of directors have entered into an agreement with BPW and Talbots, pursuant to which the independent directors have agreed to surrender an aggregate of 76,443 shares of BPW common stock at or prior to the completion of the merger for no consideration, and to exchange, at the completion of the merger, warrants to purchase shares of BPW common stock for shares of Talbots common stock on the same terms as the sponsors, discussed above.

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

Audit Fees

For the fiscal years ended December 31, 2009 and 2008, fees paid or payable to our independent registered public accounting firm were $243,000 for the services they performed in connection with various audits and interim reviews, comfort letters and consents.

Audit-Related Fees

For the fiscal years ended December 31, 2009 and 2008, no fees were billed for audit-related services by our independent registered public accounting firm.

Tax Fees

For the fiscal years ended December 31, 2009 and 2008, there were fees in the amount of $14,145 billed for tax services provided by our independent registered public accounting firm.

All Other Fees

For the fiscal years ended December 31, 2009 and 2008, no fees were billed for products and services provided by our independent registered public accounting firm other than those set forth above.

Audit Committee Approval

For the fiscal year ended December 31, 2009 in accordance with Section 10A(i) of the Exchange Act, the audit committee approved all audit services and permitted non-audit services to be performed by our independent registered public accounting firm, including the fees and terms of the services to be performed.

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

(3)	Exhibits

Exhibit No.	Description
1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008).

2.1	Agreement and Plan of Merger, dated as of December 8, 2009, by and among The Talbots, Inc., Tailor Acquisition, Inc. and BPW Acquisition Corp., as amended (incorporated by reference to Exhibit 2.1 to the Form S-4, File No. 333-165111, filed with the Securities and Exchange Commission on March 1, 2010).

2.2	First Amendment to Agreement and Plan of Merger, dated as February 16, 2010, by and among The Talbots, Inc., Tailor Acquisition, Inc. and BPW Acquisition Corp. (incorporated by reference to Exhibit 2.2 to the Form S-4, File No. 333-165111, filed with the Securities and Exchange Commission on March 1, 2010).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on January 23, 2008).

3.3	Amendment to the Amended and Restated Certificate of Incorporation of BPW Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Form 8-K, File No. 001-33979, filed with the Securities and Exchange Commission on February 25, 2010).

3.4	Proposed Amendment and Restatement of the Amended and Restated Certificate of Incorporation of BPW Acquisition Corp. (incorporated by reference to Exhibit 99.04 to the Form S-4, File No. 333-165111, filed with the Securities and Exchange Commission on March 1, 2010).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on January 23, 2008).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008).

Exhibit No.	Description
4.4	Warrant Agreement, dated as of February 26, 2008, by and between the Company and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008).

4.5	Registration Rights Agreement, dated as of February 26, 2008, by and among the Company, Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008).

10.1	Letter Agreement, dated as of February 26, 2008, by and among the Company, Citigroup Global Markets, Inc., Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008).

10.2	Letter Agreement, dated as of February 26, 2008, by and among the Company, Citigroup Global Markets, Inc., and each officer and director (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008).

10.3	Trust Account Agreement, dated as of February 26, 2008, by and between the Company and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008).

10.4	Amended and Restated Sponsors’ Warrant Subscription Agreement, dated as of February 19, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008).

10.5	Amended and Restated Initial Unit Subscription Agreement, dated as of February 19, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.8 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008).

10.6	Letter Agreement, dated as of February 26, 2008, by and between the Company and Perella Weinberg Partners Group LP regarding administrative support (incorporated by reference to Exhibit 10.9 to Amendment No. 5 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 14, 2008).

10.7	Rule 10b5-1 Stock Purchase Plan, dated as of January 14, 2008, by and among the Company, Citigroup Global Markets Inc. and Perella Weinberg Partners Acquisition LP (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 6, 2008).

10.8	Rule 10b5-1 Stock Purchase Plan, dated as of January 14, 2008, by and among the Company, Citigroup Global Markets Inc. and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 6, 2008).

10.9	Right of First Review Agreement, dated as of February 26, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 5 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 14, 2008).

Exhibit No.	Description
10.10	Amended and Restated Securities Purchase Agreement, dated as of February 19, 2008, by and among Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008).

10.11	Amended and Restated Securities Assignment Agreement, dated as of February 19, 2008, by and among Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.14 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008).

10.12	Repurchase, Repayment and Support Agreement, dated as of December 8, 2009, by and among The Talbots, Inc., BPW Acquisition Corp., AEON (U.S.A.) Inc. and AEON Co., Ltd. (incorporated by reference to Exhibit 10.01 to the Form S-4, File No. 333-165111, filed with the Securities and Exchange Commission on March 1, 2010).

14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on December 31, 2008).

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Sponsors’ Agreement, dated as of December 8, 2009, by and among Perella Weinberg Partners Acquisition LP, BNYH BPW Holdings LLC, The Talbots, Inc. and BPW Acquisition Corp. (incorporated by reference to Exhibit 99.01 to the Form S-4, File No. 333-165111, filed with the Securities and Exchange Commission on March 1, 2010).

99.02	Letter Agreement, dated as of December 8, 2009, by and among BPW Acquisition Corp., The Talbots, Inc., Tailor Acquisition Inc., Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 99.02 to the Form S-4, File No. 333-165111, filed with the Securities and Exchange Commission on March 1, 2010).

#	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 16, 2010	BPW ACQUISITION CORP.

	By:	/s/ GARY S. BARANCIK
	Name:	Gary S. Barancik
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities and Exchange Act of 1934, this report has been signed below by the following persons in the capacities and on the dates indicated below.

/S/ GARY S. BARANCIK Gary S. Barancik	Chief Executive Officer (principal executive officer)	March 16, 2010

/S/ MICHAEL E. MARTIN Michael E. Martin	Chairman of the Board	March 16, 2010

/S/ JOSEPH R. PERELLA Joseph R. Perella	Vice Chairman and Director	March 16, 2010

/S/ RICHARD J. JENSEN Richard J. Jensen	Senior Vice President (principal financial and accounting officer)	March 16, 2010

/S/ ROGER W. EINIGER Roger W. Einiger	Director	March 16, 2010

/S/ J. RICHARD FREDERICKS J. Richard Fredericks	Director	March 16, 2010

/S/ WOLFGANG SCHOELLKOPF Wolfgang Schoellkopf	Director	March 16, 2010

S-1

INDEX TO FINANCIAL STATEMENTS

BPW Acquisition Corp.

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

BPW Acquisition Corp.

We have audited the accompanying balance sheets of BPW Acquisition Corp. (a corporation in the development stage) (the “Company”) as of December 31, 2009 and 2008, and the related statements of operations, stockholders’ equity, and cash flows the years ended December 31, 2009 and 2008 and the periods from October 12, 2007 (inception) to December 31, 2007 and October 12, 2007 (inception) to December 31, 2009. We have also audited the Company’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audit of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. Our audit over internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended December 31, 2009 and 2008 and the periods from October 12, 2007 (inception) to December 31, 2007 and October 12, 2007 (inception) to December 31, 2009, in conformity with U.S. generally accepted accounting principles. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the financial statements, the Company will face a mandatory liquidation if a business combination is not consummated by April 26, 2010, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Rothstein, Kass & Company, P.C.

Roseland, New Jersey

March 16, 2010

BPW ACQUISITION CORP.

(a corporation in the development stage)

BALANCE SHEETS

	December 31, 2009	December 31, 2008
ASSETS
Current assets
Cash	$111,503	$31,848
Prepaid expenses	84,454	93,810

Total current assets	195,957	125,658

Other assets
Cash equivalents held in Trust Account	349,198,387	350,530,373
Deferred income taxes	563,752	113,000

Total other assets	349,762,139	350,643,373

	$349,958,096	$350,769,031

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities
Accounts payable and accrued expenses	$543,709	$216,636
Income taxes payable	—	246,650

Total current liabilities	543,709	463,286

Long-term liabilities, Deferred underwriters’ fee	7,700,000	10,010,000

Common stock subject to possible redemption, 12,249,999 shares at redemption value, $9.96 per share	122,009,990	122,009,990

Commitments and Contingencies
Stockholders’ equity
Preferred stock, $0.0001 par value; 1,000,000 shares authorized; none issued	—	—
Common stock, $0.0001 par value; 200,000,000 shares authorized; 41,176,471 shares issued and outstanding	4,118	4,118
Additional paid-in capital	218,661,823	216,351,823
Retained earnings	1,038,456	1,929,814

Total stockholders’ equity	219,704,397	218,285,755

	$349,958,096	$350,769,031

See accompanying notes to financial statements.

BPW ACQUISITION CORP.

(a corporation in the development stage)

STATEMENTS OF OPERATIONS

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period October 12, 2007 (inception) to December 31, 2007	For the Period October 12, 2007 (inception) to December 31, 2009
Revenue	$—	$—	$—	$—
Formation and operating costs	1,679,729	469,442	1,138	2,150,309

Loss from operations	(1,679,729)	(469,442)	(1,138)	(2,150,309)
Interest and dividend income	329,371	3,393,450	1,044	3,723,865

Net income before provision (benefit) for income taxes	(1,350,358)	2,924,008	(94)	1,573,556
Provision (benefit) for income taxes	(459,000)	994,100	—	535,100

Net income (loss) applicable to common stockholders	$(891,358)	$1,929,908	$(94)	$1,038,456

Weighted average number of common shares outstanding – excluding common shares subject to possible redemption:
Basic	28,926,472	25,786,449	10,781,250	25,700,983
Diluted	28,926,472	30,243,734	10,781,250	30,867,159
Income (loss) per common share – excluding common shares subject to possible redemption:
Basic	$(0.03)	$0.07	$(0.00)	$0.04
Diluted	$(0.03)	$0.06	$(0.00)	$0.03
Weighted average number of common shares subject to possible redemption	12,249,999	10,169,177	—	10,090,012
Income (loss) per common share for shares subject to possible redemption, basic and diluted	$—	$—	$—	$—

See accompanying notes to financial statements.

BPW ACQUISITION CORP.

(a corporation in the development stage)

STATEMENTS OF STOCKHOLDERS’ EQUITY

For the period October 12, 2007 (inception) to December 31, 2009

	Common Stock		Additional Paid in capital	Retained Earnings (Deficit Accumulated during the Development Stage)	Total Stockholders’ Equity
	Shares	Amount
Sale of Units issued to the Sponsors on October 31, 2007 at $0.0023 per Unit (each Unit consists of one share of common stock and one warrant to purchase one share of common stock)	10,781,250	$1,078	$23,922	$—	$25,000
Net loss	—	—	—	(94)	(94)

Balances, at December 31, 2007	10,781,250	1,078	23,922	(94)	24,906
Forfeiture of Units issued to the Sponsors on February 19, 2008 and February 26, 2008	(3,678,309)	(368)	368	—	—
Sale of Units issued in the public offering on March 3, 2008 at $10 per Unit (including 12,249,999 shares of common stock subject to possible redemption)	35,000,000	3,500	349,996,500	—	350,000,000
Proceeds from public offering subject to redemption (12,249,999 shares at redemption value)	—	—	(122,009,990)	—	(122,009,990)
Underwriters’ discount and offering costs related to the public offering (includes $10,010,000 payable upon a business combination)	—	—	(20,259,069)	—	(20,259,069)
Sale of 8,600,000 warrants at $1 per warrant on March 3, 2008 to the Sponsors	—	—	8,600,000	—	8,600,000
Forfeiture of Units issued to the Sponsors on March 27, 2008	(926,470)	(92)	92	—	—
Net income	—	—	—	1,929,908	1,929,908

Balances, at December 31, 2008	41,176,471	4,118	216,351,823	1,929,814	218,285,755
Reduction in discount due underwriter, under a December 2009 amendment	—	—	2,310,000	—	2,310,000
Net loss	—	—	—	(891,358)	(891,358)

Balances, at December 31, 2009	41,176,471	$4,118	$218,661,823	$1,038,456	$219,704,397

See accompanying notes to financial statements.

BPW ACQUISITION CORP.

(a corporation in the development stage)

STATEMENTS OF CASH FLOWS

	For the Year Ended December 31, 2009	For the Year Ended December 31, 2008	For the Period October 12, 2007 (inception) to December 31, 2007	For the Period October 12, 2007 (inception) to December 31, 2009
Cash flows from operating activities
Net income (loss)	$(891,358)	$1,929,908	$(94)	$1,038,456
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Deferred income tax benefit	(450,752)	(113,000)	—	(563,752)
Increase (decrease) in cash attributable to change in current assets and liabilities
Prepaid expenses	9,356	(93,810)	—	(84,454)
Accounts payable and accrued expenses	327,073	215,636	1,000	543,709
Income taxes payable	(246,650)	246,650	—	—

Net cash provided by (used in) operating activities	(1,252,331)	2,185,384	906	933,959

Cash flows provided by (used in) investing activities
Change in investment in Trust Account	1,331,986	(350,530,373)	—	(349,198,387)

Cash flows from financing activities
Proceeds from issuance of units to the Sponsors	—	—	25,000	25,000
Proceeds from notes payable, Sponsors	—	—	250,000	250,000
Payments of notes payable, Sponsors	—	(250,000)	—	(250,000)
Proceeds from the issuance of warrants in private placement	—	8,600,000	—	8,600,000
Proceeds from the issuance of common stock in the initial public offering	—	350,000,000	—	350,000,000
Payment of underwriters’ fees and offering costs	—	(10,172,205)	(76,864)	(10,249,069)

Net cash provided by financing activities	—	348,177,795	198,136	348,375,931

Net increase (decrease) in cash	79,655	(167,194)	199,042	111,503
Cash, beginning of period	31,848	199,042	—	—

Cash, end of period	$111,503	$31,848	$199,042	$111,503

Supplemental disclosure of cash flow information, cash paid during the period for income taxes	$299,000	$860,000	$—	$1,159,000

Supplemental disclosure of non-cash financing activities
Deferred underwriters’ fees and offering costs	$(2,310,000)	$10,010,000	$420,000	$7,700,000

See accompanying notes to financial statements.

BPW ACQUISITION CORP.

(a corporation in the development stage)

NOTES TO FINANCIAL STATEMENTS

NOTE A—DESCRIPTION OF ORGANIZATION AND BUSINESS OPERATIONS

BPW Acquisition Corp. (a corporation in the development stage) (the “Company”) was incorporated in Delaware on October 12, 2007 for the purpose of effecting a merger, capital stock exchange, asset acquisition, stock purchase, reorganization or other similar business combination with one or more operating businesses (a “Business Combination”). The Company has neither engaged in any operations nor generated operating revenue to date. The Company is considered to be in the development stage, and is subject to the risks associated with activities of development stage companies. The Company will not generate any operating revenues until after the completion of its Business Combination, at the earliest. The Company currently generates non-operating income in the form of interest and dividend income on cash and cash equivalents held in a trust account (“Trust Account”) from the proceeds derived from the Offering (as defined below).

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

In the event an extension period or a Business Combination is consummated, public stockholders who exercised their conversion rights and voted against an extension period or a Business Combination, as applicable, will be entitled to convert their stock for a pro rata share of the aggregate amount of cash then on deposit in the Trust Account, including their pro rata portion of the deferred underwriting discount and any interest earned on the Trust Account, net of income taxes payable on the interest income on the Trust Account and net of any interest income of up to $4,000,000 released to the Company for working capital requirements. However, voting against an extension period or the Business Combination alone will not result in an election to exercise a stockholder’s conversion rights. The Founders (as defined in Note E) have agreed to vote all of the shares of common stock held by them prior to the Offering (i) in the same manner as the majority of the votes cast by the public stockholders at a duly held stockholders meeting (a) in connection with the vote required to approve an initial Business Combination and (b) in connection with the vote required to approve an amendment to the Company’s amended and restated certificate of incorporation to provide for an extension of the Company’s corporate existence to up to 30 months from the consummation of the Offering in the event the Company has entered into a definitive agreement for, but has not yet consummated, an initial Business Combination, and (ii) in favor of an amendment to the Company’s amended and restated certificate of incorporation to provide for the Company’s perpetual existence in connection with a vote to approve an initial Business Combination. In addition, the Founders and the Company’s directors and officers have agreed that they will vote any shares of common stock they purchase in the open market in, or after, the Offering, including those shares purchased pursuant to the limit orders (as described in Note E), in favor of an initial Business Combination, in favor of an extension of the Company’s corporate existence to up to 30 months from the consummation of the Offering and in favor of an amendment to the Company’s amended and restated certificate of incorporation to provide for the Company’s perpetual existence in connection with a vote to approve an initial Business Combination.

In the event that the Company does not consummate a Business Combination by April 26, 2010 (or up to August 26, 2010 if subsequently extended), the proceeds held in the Trust Account, including any interest and dividend income earned and net of any income taxes payable on the interest and dividend income, will be distributed to the Company’s public stockholders, excluding the Founders to the extent of their initial stock holdings prior to the consummation of the Offering. In the event of such distribution, it is likely that the per share value of the residual assets remaining available for distribution (including Trust Account assets) will be less than the price per Unit (as defined in Note D) in the Offering (assuming no value is attributed to the Warrants (as defined in Note D) contained in the Units offered in the Offering). The mandatory liquidation raises substantial doubt about the Company’s ability to continue as a going concern.

On December 8, 2009, the Company entered into a definitive merger agreement pursuant to which it will be acquired by The Talbots, Inc., a specialty retailer of women’s apparel (“Talbots”). This transaction is further described in Note J.

NOTE B—NEW ACCOUNTING PRONOUNCEMENTS

In June 2009 the FASB issued the FASB Accounting Standards Codification (the “Codification”) for financial statements issued for interim and annual periods ending after September 15, 2009, which was effective for the Company beginning in the third quarter of 2009. The Codification became the single authoritative source for GAAP. Accordingly, previous references to GAAP accounting standards are no longer used in our disclosures, including these Notes to the Financial Statements.

The Company was required to adopt new accounting guidance related to subsequent events as of June 30, 2009. This guidance establishes general standards of accounting for and the disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued.

The Company does not believe that any other recently issued, but not yet effective, accounting pronouncements if currently adopted would have a material effect on the accompanying financial statements.

NOTE C—SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation:

The accompanying financial statements are presented in U.S. dollars in conformity with accounting principles generally accepted in the United States of America and pursuant to the accounting and disclosures rules and regulations of the United States Securities and Exchange Commission (“SEC”).

Fair value of financial instruments:

The Company does not enter into financial instruments or derivative contracts for trading or speculative purposes. The carrying amount of the Company’s assets and liabilities, which qualify as financial instruments, approximates their fair value due to their short maturities.

Accounting for acquisitions:

In December 2007, guidance was issued which changes certain aspects for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non-controlling interest in the acquiree and recognizes and measures the goodwill acquired in the business combination or a gain from a bargain purchase. The guidance also sets forth the disclosures required to be made in the financial statements to evaluate the nature and financial effects of the business combination. This guidance applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008. As such, our adoption on January 1, 2009 will impact all our acquisitions on or after that date.

Income (loss) per common share:

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

The Company’s statement of operations includes a presentation of income (loss) per share for common stock subject to possible redemption in a manner similar to the two-class method of income (loss) per common share. Basic and diluted income (loss) per common share for the maximum number of shares subject to possible redemption is calculated by dividing the net interest income attributable to common shares subject to redemption ($0 for the year ended December 31, 2009) by the weighted average number of shares subject to possible redemption. Basic and diluted income (loss) per common share for the shares outstanding not subject to possible redemption is calculated by dividing the net income (loss) exclusive of the net interest income attributable to common shares subject to redemption by the weighted average number of shares not subject to possible redemption.

At December 31, 2009, the Company had outstanding warrants to purchase 49,776,471 shares of common stock. For all periods presented, the weighted average of 6,176,471 Founders’ Warrants (as defined in Note E) convertible into common shares underlying the Founders’ Units (as defined in Note E) were excluded from the calculation of diluted income (loss) per common share because their inclusion would have been anti-dilutive. For the years ended December 31, 2008 and the period from October 12, 2007 (inception) to December 31, 2009, dilutive securities include warrants of 4,457,285 and 5,166,176, respectively, that represent incremental common shares, based on their assumed conversion, to be included in the weighted average number of common shares for the calculation of diluted income per common share.

Income taxes:

The Company provides for income taxes using the asset and liability method. Deferred income tax assets and liabilities are computed for differences between the financial statement and tax bases of assets and liabilities that will result in future taxable or deductible amounts, based on enacted tax laws and rates applicable to the periods in which the differences are expected to affect taxable income. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

Uncertain tax positions:

The Company periodically assesses its uncertain tax positions and recognizes tax benefits if they are “more-likely-than-not” to be upheld upon review by the appropriate taxing authority. The Company measures the tax benefit by determining the maximum amount that has a “greater than 50 percent likelihood” of ultimately being realized. The Company reverses previously accrued liabilities for uncertain tax positions when audits are concluded, statutes expire, administrative practices dictate that a liability is no longer warranted, or in other circumstances as deemed necessary. These assessments can be complex and the Company often obtains assistance from external advisors. The Company recognizes interest and penalties related to uncertain tax positions in other income (expense) on its Consolidated Statement of Operations. The Company did not recognize any adjustments for uncertain tax positions for any of the periods presented in the accompanying financial statements.

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

Redeemable common stock:

The Company accounts for redeemable common stock that is redeemable for cash or other assets, by classifying them outside of permanent equity if they are redeemable at the option of the holder. In addition, if the redemption causes a liquidation event, the redeemable securities should not be classified outside of permanent equity.

NOTE D—OFFERING

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

In connection with the Offering, the Company paid an underwriting discount of $9,100,000 (2.6% of the gross offering proceeds) to the underwriters at the closing of the Offering. An additional fee of $15,400,000 (4.4% of the gross offering proceeds) is payable upon the Company’s consummation of a Business Combination, reduced pro rata (up to $5,390,000) by the exercise of any conversion rights described in Note A. The underwriters will not be entitled to any interest accrued on the deferred discount which aggregates $10,010,000. In connection with the transaction described in Note J, the underwriters have agreed to reduce their fee to $7,700,000.

NOTE E—RELATED PARTY TRANSACTIONS

The Company issued two unsecured promissory notes to the Sponsors for aggregate proceeds of $250,000 on October 31, 2007. The notes were non-interest bearing and payable on the earlier of October 31, 2008 or the consummation of the Offering. On March 3, 2008, the promissory notes were repaid in full.

On October 31, 2007, the Company issued 10,781,250 Units (“Founders’ Units”) for proceeds of $25,000 to the Sponsors. Subsequently, the Sponsors returned to the Company an aggregate of 3,678,309 of such Founders’ Units, which, upon receipt, the Company cancelled. Up to an aggregate of 926,470 of the Founders’ Units were subject to forfeiture to the extent that the underwriters’ over-allotment option is not exercised in full or in part by the underwriters. On March 27, 2008, 926,470 of the Founders’ Units were returned to the Company and cancelled. On December 8, 2008, the Sponsors agreed to surrender an aggregate of 1,776,498 shares of common stock of the Company upon closing of the merger described in Note J.

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

The Sponsors transferred at cost an aggregate of 150,000 Founders’ Units to Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (the “Directors” and together with the Sponsors, the “Founders”), each of whom agreed to serve on the Board upon the closing of the Offering. In addition, the Directors have purchased from the Sponsors an aggregate of 120,927 Founders’ Units prior to the Offering and have also purchased from the Sponsors an aggregate of 149,571 Sponsors’ Warrants immediately following the consummation of the Offering for an aggregate purchase price of $150,000. On March 27, 2008, the Directors returned an aggregate of 16,116 Founders’ Units and therefore currently hold an aggregate of 254,811 Founders’ Units. On December 8, 2008, the Directors agreed to surrender an aggregate of 76,443 shares of common stock of the Company upon closing of the merger described in Note J. The Founders have agreed to elect to exchange in the exchange offer all of their warrants to purchase shares of BPW common stock for shares of Talbots common stock, at an exchange ratio of one warrant to purchase shares of BPW common stock for one-tenth of the stock consideration received for each share of BPW common stock based on the ultimately applicable exchange ratio in the merger, subject to the proration procedures described under the heading “Risk Factors—Our warrantholders may not receive all consideration in the form elected.”

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

The Sponsors have entered into agreements with Citigroup Global Markets Inc. in accordance with the guidelines of Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), pursuant to which they have placed limit orders for an aggregate of up to $25,000,000 of the Company’s common stock, commencing on the later of (i) the day after the Company files a preliminary proxy statement relating to the Company’s initial Business Combination and (ii) 60 days after termination of the “restricted period” in connection with the Offering under Regulation M of the Exchange Act and ending on the business day immediately preceding the record date for the meeting of stockholders at which such Business Combination is to be approved, or earlier in certain circumstances (“Buyback Period”). Brooklyn NY Holdings LLC and Perella Weinberg Partners Group LP have agreed to contribute to the capital of BNYH BPW Holdings LLC and Perella Weinberg Partners Acquisition LP, respectively, sufficient funds for them to meet their respective obligations under these limit order agreements. These limit orders will require the Sponsors to purchase the Company’s common stock offered for sale (and not purchased by another investor) at or below a price equal to the per share amount held in the Trust Account, until the earlier of the expiration of the Buyback Period or until such purchases reach $25,000,000 in total. The Buyback Period commenced on December 9, 2009 and ended on January 14, 2010. During the BuyBack Period, no common stock was required to be purchased pursuant to the limit order agreements.

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

In March 2009, the Company entered into an agreement for consulting services with Douglas McGovern. Services under this agreement require monthly payments of up to $13,500 (and Mr. McGovern is entitled to a bonus upon completion of an initial Business Combination) and extends through the earlier of April 26, 2010 (or August 26, 2010, if extended) or completion of a Business Combination. Mr. McGovern was formerly an employee of Brooklyn NY Holdings LLC. Approximately $127,715 was incurred under this agreement through December 31, 2009.

NOTE F—TRUST ACCOUNT

A total of $348,650,000, which includes $332,350,000 of the net proceeds from the Offering, as adjusted, $8,600,000 from the sale of Sponsors’ Warrants (see Note E) and $7,700,000 of deferred underwriting discounts and commissions, as amended (see Note D), has been placed in the Trust Account. The trust proceeds are invested in the “Dreyfus Treasury Prime Cash Management” money market fund, a fund which invests exclusively in U.S. Treasury securities. As of December 31, 2009, the balance in the Trust Account was $349,198,387. Interest and dividend income earned from the Trust investments from inception was approximately $3.7 million, of which approximately $2 million was disbursed for working capital and approximately $1.2 million was disbursed for payment of income taxes.

NOTE G—COMMON STOCK SUBJECT TO REDEMPTION

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

The Company has classified 35% (minus one share) of the net proceeds from the Offering, or $122,009,990, outside permanent equity as of December 31, 2009.

NOTE H—INCOME TAXES

The Company recorded a deferred income tax asset of approximately $564,000 and $113,000 for the tax effect of temporary differences, formation and operating costs, aggregating approximately $1,511,000 and $329,000 at December 31, 2009 and 2008, respectively.

The current and deferred components of taxes are comprised of the following for the year ended December 31, 2009 and 2008 and for period from October 12, 2007 (inception) to December 31, 2009 are approximately as follows (rounded to thousands):

	Year ended December 31 2009	Year ended December 31 2008	October 12, 2007 to December 31 2009
Current tax provision	$55,000	$1,107,000	$1,161,000
Deferred tax provision (benefit)	(514,000)	(113,000)	(626,000)

Provision (benefit) for income taxes	($459,000)	$994,000	$ 535,000

The Company has not yet begun its trade or business for U.S. tax reporting purposes. Accordingly, it could not yet recognize losses for start-up expenditures. As a result, a deferred tax asset was established for these start-up expenditures.

Generally the Company is subject to income tax examinations by major tax authorities since inception.

NOTE I – FAIR VALUE MEASUREMENTS

In September 2006, the Financial Accounting Standards Board issued a statement which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. The implementation during the first quarter of 2008 did not have a material impact on our financial condition, results of operations, or cash flows. We deferred the adoption of this statement with respect to non-financial assets until January 1, 2009 which include goodwill, and intangible assets with indefinite lives. This implementation did not have any effect on our financial condition, results of operations or cash flows. Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants at the measurement date (exit price).

The inputs used to measure fair value are classified into the following hierarchy:

•	Level 1 inputs utilize quoted prices (unadjusted) in active markets for identical assets or liabilities.

•	Level 2 inputs utilize data points that are observable such as quoted prices, interest rates and yield curves.

•	Level 3 inputs are unobservable data points for the asset or liability, and includes situations where there is little, if any, market activity for the asset or liability.

At December 31, 2009 and 2008, the Company’s investment in the Trust Account (see Note F) is measured at fair value using Level 1 inputs that are determined through market, observable and corroborated sources.

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2009
Assets (at fair value)
Cash equivalents held in trust account	$349,198,387	$—	$—	$349,198,387

Total	$349,198,387	$—	$—	$349,198,387

	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Balance as of December 31, 2008
Assets (at fair value)
Cash equivalents held in trust account	$350,530,373	$—	$—	$350,530,373

Total	$350,530,373	$—	$—	$350,530,373

NOTE J—THE TALBOTS, INC. TRANSACTION

On December 8, 2009, the Company entered into a definitive merger agreement to which it will be acquired by Talbots.

Under the terms of the merger agreement, as amended on February 16, 2010, holders of shares of the Company’s common stock will receive a number of shares of Talbots common stock based on the greater of: (i) 0.9853, which is the quotient (rounded to the nearest ten-thousandth) obtained by dividing $11.25 by the volume weighted average price per share (calculated to the nearest one-hundredth of one cent) of shares of

Talbots common stock on the NYSE for the 15 consecutive trading days immediately preceding the fifth trading day prior to the date of the special meeting of BPW stockholders and (ii) the quotient obtained by dividing $11.25 by the average of the daily volume weighted average prices per share of Talbots common stock on the New York Stock Exchange over each of the 5 consecutive trading days immediately preceding the date of the completion of the merger, provided, however, that if such quotient is: (1) greater than 1.3235, then such quotient shall be deemed to be 1.3235, or (2) less than 0.9000, then such quotient shall be deemed to be 0.9000. In addition, as a result of the amendment, the terms of the related exchange offer contemplated by the merger agreement for the Company’s existing warrants held by public warrant holders will be similarly adjusted to take into account the ultimately applicable exchange ratio determined on the same basis as described above.

Upon closing of the transaction, the Founders of the Company will surrender an aggregate of 1,852,941 shares of BPW common stock, or approximately 30% of the shares held by the Founders, for no consideration. The Founders have agreed to elect to exchange in the exchange offer all of their warrants to purchase shares of BPW common stock for shares of Talbots common stock, at an exchange ratio of one warrant to purchase shares of BPW common stock for one-tenth of the stock consideration received for each share of BPW common stock based on the ultimately applicable exchange ratio in the merger, subject to the proration procedures described under the heading “Risk Factors—Our warrantholders may not receive all consideration in the form elected.”

In addition, the Company has entered into agreements with various advisors in connection with the planned merger with Talbots. Approximately $5.275 million of fees related to these agreements, are contingently payable upon the successful completion of the acquisition.

NOTE K—CONTINGENCIES

On January 12, 2010, a class action and derivative complaint was filed against the Company, its Vice Chairman, two of its officers (collectively, the “BPW Defendants”), and other entities and persons. The plaintiff, who purports to assert claims on behalf of all public shareholders of Talbots, challenges a series of transactions announced on December 8, 2009, including the proposed transaction in which Talbots will acquire the Company (see Note J). Along with his complaint, the plaintiff filed a motion for a preliminary injunction to prevent the consummation of the transactions. Specifically, the complaint alleges that the proposed transactions are dilutive and unfair to the Talbots public shareholders and invalid under the Talbots bylaws and Delaware statutory law, and it asserts claims for breaches of fiduciary duties and claims for aiding and abetting those breaches. Only the aiding and abetting claim is asserted against the BPW Defendants. On February 5, 2010, the BPW Defendants filed a motion to dismiss. A briefing schedule for this motion has not yet been set. On March 6, 2010, the parties filed a joint stipulation in which the plaintiff withdrew, without prejudice, his motion for a preliminary injunction. His damage claims, however, remain outstanding, and the Company will continue to vigorously defend against them. The Company cannot accurately predict the likelihood of a favorable or unfavorable outcome or quantify the amount or range of potential financial impact, if any. Accordingly, no adjustment has been made in the accompanying financial statements because of this claim.

NOTE L—SUBSEQUENT EVENTS

On February 24, 2010, the Company held a special meeting of stockholders (the “Special Meeting”) to consider, among other proposals, an amendment to the Company’s amended and restated certificate of incorporation to extend the Company’s corporate existence by two months, to twenty-six months in total from the date of its initial public offering. At the Special Meeting, the holders of a majority of the Company’s outstanding shares of common stock voted in favor of the proposal to amend the Company’s certificate of incorporation. Accordingly, on February 24, 2010, the Company filed an amendment to its amended and restated certificate of incorporation with the Secretary of State of the State of Delaware.

In addition, at the Special Meeting, the stockholders of the Company approved the proposal to adopt the merger agreement, dated as of December 8, 2009, by and among Talbots, the Company and Tailor Acquisition, Inc. (“Merger Sub”), as amended on February 16, 2010. If the merger is completed, Talbots will acquire the

Company by means of a merger of Merger Sub with and into the Company, with the Company continuing as the surviving corporation and a wholly-owned subsidiary of Talbots after the merger.

The proposed transaction remains subject to customary closing conditions, the receipt of necessary financing by Talbots and the completion of the warrant exchange offer on the terms described in the merger agreement. The Company expects the transaction to close during the first calendar quarter of 2010.

EXHIBIT INDEX

Exhibit No.	Description
1.1	Form of Underwriting Agreement (incorporated by reference to Exhibit 1.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008).

2.1	Agreement and Plan of Merger, dated as of December 8, 2009, by and among The Talbots, Inc., Tailor Acquisition, Inc. and BPW Acquisition Corp., as amended (incorporated by reference to Exhibit 2.1 to the Form S-4, File No. 333-165111, filed with the Securities and Exchange Commission on March 1, 2010).

2.2	First Amendment to Agreement and Plan of Merger, dated as February 16, 2010, by and among The Talbots, Inc., Tailor Acquisition, Inc. and BPW Acquisition Corp. (incorporated by reference to Exhibit 2.2 to the Form S-4, File No. 333-165111, filed with the Securities and Exchange Commission on March 1, 2010).

3.1	Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008).

3.2	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.2 to Amendment No. 2 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on January 23, 2008).

3.3	Amendment to the Amended and Restated Certificate of Incorporation of BPW Acquisition Corp. (incorporated by reference to Exhibit 3.1 to the Form 8-K, File No. 001-33979, filed with the Securities and Exchange Commission on February 25, 2010).

3.4	Proposed Amendment and Restatement of the Amended and Restated Certificate of Incorporation of BPW Acquisition Corp. (incorporated by reference to Exhibit 99.04 to the Form S-4, File No. 333-165111, filed with the Securities and Exchange Commission on March 1, 2010).

4.1	Specimen Unit Certificate (incorporated by reference to Exhibit 4.1 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008).

4.2	Specimen Common Stock Certificate (incorporated by reference to Exhibit 4.2 to Amendment No. 2 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on January 23, 2008).

4.3	Specimen Warrant Certificate (incorporated by reference to Exhibit 4.3 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008).

4.4	Warrant Agreement, dated as of February 26, 2008, by and between the Company and Mellon Investor Services, LLC (incorporated by reference to Exhibit 4.4 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008).

4.5	Registration Rights Agreement, dated as of February 26, 2008, by and among the Company, Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.7 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008).

10.1	Letter Agreement, dated as of February 26, 2008, by and among the Company, Citigroup Global Markets, Inc., Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.1 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008).

Exhibit No.	Description
10.2	Letter Agreement, dated as of February 26, 2008, by and among the Company, Citigroup Global Markets, Inc., and each officer and director (incorporated by reference to Exhibit 10.2 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008).

10.3	Trust Account Agreement, dated as of February 26, 2008, by and between the Company and Mellon Bank, N.A. (incorporated by reference to Exhibit 10.3 to the Current Report on Form 8-K, File No. 001-33979, filed by the Company with the Securities and Exchange Commission on March 7, 2008).

10.4	Amended and Restated Sponsors’ Warrant Subscription Agreement, dated as of February 19, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.6 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008).

10.5	Amended and Restated Initial Unit Subscription Agreement, dated as of February 19, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.8 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008).

10.6	Letter Agreement, dated as of February 26, 2008, by and between the Company and Perella Weinberg Partners Group LP regarding administrative support (incorporated by reference to Exhibit 10.9 to Amendment No. 5 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 14, 2008).

10.7	Rule 10b5-1 Stock Purchase Plan, dated as of January 14, 2008, by and among the Company, Citigroup Global Markets Inc. and Perella Weinberg Partners Acquisition LP (incorporated by reference to Exhibit 10.10 to Amendment No. 3 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 6, 2008).

10.8	Rule 10b5-1 Stock Purchase Plan, dated as of January 14, 2008, by and among the Company, Citigroup Global Markets Inc. and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.11 to Amendment No. 3 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 6, 2008).

10.9	Right of First Review Agreement, dated as of February 26, 2008, by and among the Company, Perella Weinberg Acquisition LP and BNYH BPW Holdings LLC (incorporated by reference to Exhibit 10.12 to Amendment No. 5 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 14, 2008).

10.10	Amended and Restated Securities Purchase Agreement, dated as of February 19, 2008, by and among Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.13 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008).

10.11	Amended and Restated Securities Assignment Agreement, dated as of February 19, 2008, by and among Perella Weinberg Acquisition LP, BNYH BPW Holdings LLC, Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 10.14 to Amendment No. 6 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on February 19, 2008).

10.12	Repurchase, Repayment and Support Agreement, dated as of December 8, 2009, by and among The Talbots, Inc., BPW Acquisition Corp., AEON (U.S.A.) Inc. and AEON Co., Ltd. (incorporated by reference to Exhibit 10.01 to the Form S-4, File No. 333-165111, filed with the Securities and Exchange Commission on March 1, 2010).

Exhibit No.	Description
14	Form of Code of Ethics (incorporated by reference to Exhibit 14 to Amendment No. 1 to the Form S-1, File No. 333-147439, filed by the Company with the Securities and Exchange Commission on December 31, 2008).

31.1#	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2#	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1#	Certification of Chief Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2#	Certification of Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.01	Sponsors’ Agreement, dated as of December 8, 2009, by and among Perella Weinberg Partners Acquisition LP, BNYH BPW Holdings LLC, The Talbots, Inc. and BPW Acquisition Corp. (incorporated by reference to Exhibit 99.01 to the Form S-4, File No. 333-165111, filed with the Securities and Exchange Commission on March 1, 2010).

99.02	Letter Agreement, dated as of December 8, 2009, by and among BPW Acquisition Corp., The Talbots, Inc., Tailor Acquisition Inc., Roger W. Einiger, J. Richard Fredericks and Wolfgang Schoellkopf (incorporated by reference to Exhibit 99.02 to the Form S-4, File No. 333-165111, filed with the Securities and Exchange Commission on March 1, 2010).

#	Filed herewith.